Form 10-Q
period 2017-02-28
Zartex Inc.
filed 2017-03-27
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-214122

ZARTEX INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-1322537 IRS Employer Identification Number	7371 Primary Standard Industrial Classification Code Number

4760 South Pecos Rd. Suite 103

Las Vegas, NV 89121

Tel.  (775) 391-8588

Email: zartexinc@yandex.com

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 27, 2017
Common Stock, $0.001	6,340,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 28, 2017	AUGUST 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 16,370	$ -
Prepaid expenses	228
Total current assets	16,598	-
Total Assets	$ 16,598	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$ 1,500	$ -
Loan from related parties	3,264	164
Total current liabilities	4,764	164

Total Liabilities	4,764	164

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,615,000 shares issued and outstanding at February 28, 2017; 0 shares issued and outstanding at August 31, 2016	5,615	-
Additional paid-in-capital	11,685	-
Deficit accumulated during the development stage	(5,466)	(164)
Total Stockholders’ Equity (Deficit)	11,834	(164)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 16,598	$ 0

The accompanying notes are an integral part of these financial statements.

3 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (UNAUDITED)
	Three months ended February 28, 2017	Six months ended February 28, 2017

Revenues	$ -	$ 5,000
Operating expenses
General and administrative expenses	3,569	10,302
Net loss from operations	(3,569)	(5,302)
Loss before taxes	(3,569)	(5,302)

Provision for taxes	-

Net loss	$ (3,569)	$ (5,302)

Loss per common share: Basic and Diluted	$ (0,00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,155,556	4,773,481

The accompanying notes are an integral part of these financial statements.

4 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)
Six months ended February 28, 2017
Operating Activities
Net loss	$ (5,302)
Increase in prepaid expenses	(228)
Increase in accrued expenses	1,500
Net cash used in operating activities	(4,030)
Financing Activities
Proceeds from sale of common stock	17,300
Proceeds from loan from shareholder	3,100
Net cash provided by financing activities	20,400
Net increase in cash and equivalents	16,370
Cash and equivalents at beginning of the period	-
Cash and equivalents at end of the period	$ 16,370
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED FEBRUARY 28, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ZARTEX INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 17, 2016.

The company commences operations in the business of software development. The company seeks to deliver services for garment distribution industry. The main service is the IT product for garment retailers.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted August 31 fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended August 31, 2016.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

6 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition." It records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New Accounting Pronouncements

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $5,466 since inception and incurred net loss of $5,302 for the six months ended February 28, 2017. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

7 | Page

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CAPTIAL STOCK

The Company has 75,615,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the six month period ended February 28, 2017, ,the Company issued 615,000 shares of common stock at $0.02 per share for a proceed of $12,300.

As of February 28, 2017, the Company had 5,615,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since August 17, 2016 (Inception) through February 28, 2017 the Company’s sole officer and director loaned the Company $3,264 to pay for incorporation costs and operating expenses.  As of February 28, 2017, the amount outstanding was $3,264. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of February 28, 2017, the Company had net operating loss carry forwards of $5,466 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has executed a lease agreement for its office space for $99 per month with a month-to-month term lease, terminable upon thirty days’ written notice.

Rental expense of the Company for the six months ended February 28, 2017 were $567.

NOTE 8 - SUBSEQUENT EVENTS

For the period March 1, 2017 through March 22, 2017, the Company issued 725,000 shares of common stock at $0.02 per share for a proceed of $14,500.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We are a software company and deliver the services for garment distribution industry. Our main service is the IT product for garment retailers. We deliver a software product (to which we may refer as a program, a web-engine or an application), the visible part of which we plan to design in a form of a web catalogue. With many offers in the garment industry producers and retailers might experience difficulties in delivering their offer to their potential customers. Customers might feel insecure about how their actual size matches to the size of clothing displayed on the retailer’s or producer’s website. We expect that employment of our program can make it easier to advertise and sell garment items, for retailers, select and buy, for garment buyers.

Our main customers are online and real stores involved in clothing distribution to whom we plan to sell our software and customize precisely to their needs. The users of the application who are the retailers’ customers are our indirect customers whom we do not charge for using the software. We deliver our software together with the buyers aligned website which holds a catalogue of various brands clothing items listed in it. For the users, our application within the website will perform only informing functions with the possibility to reserve the items chosen in the most convenient outlet, with the most reasonable price (to the user’s mind). Our software has programming engine which can be used many times for our customers. We sell the software and the service of software customization for every potential client. The software cannot be used separately from software customization because of garment retailers have their individual products, prices, service etc. Our software is an application which can be used in our customers’ web-catalogs or on any supported devices. We retain the rights to use our software with to use the “Match Me” software and its feature in our future product offerings.

We plan the website operating on our software to possess the following main options:

1 - different viewing options (a gallery with big or small thumbnail photos);

2 - an option to select clothes or put it onto a “hold” (which automatically reserves the same piece of clothes in the store where the user plans to receive it);

3 - combine several orders to see how they match;

4 - pay directly to the retailer beforehand through a payment form, or choose to pay upon receiving the order;

5 - sort items by the brand names, prices, nearest stores.

In order to gain our customer’s awareness, we come to the market with highly adaptive web engine which might be tweaked to the needs of the end user. We expect that coding a mobile application might give our software wider popularity among customers. The mobile application might be used as both a mobile version of the web catalogue and a measuring device. The mobile application will use the algorithm of the Rule of Perspective to compare clothing sizes on the store to those of the customers. Provided that a customer takes a photo of a real size object, adjusts it to fit the marked frame in the application it displays if the chosen garment can fit the customer.

Our application users may also enable “Match Me” feature which we plan to deliver within the application. “Match Me” is expected to use the algorithm of analyzing the data provided by user in order to make lists of clothing styles (with actual items from the stores that we plan to partner up with), and the information concerning the price, the brand, the store to be on display. It is quite obvious that people stick to a clothing style due to the preferences in music (for instance, rock listeners are likely to wear leather), movies (some people might copy the styles of the favorite actors in certain films) healthstyle (people involved in yoga might prefer natural materials to synthetic ones) and other preferences. Enabling “Match Me” feature, a user goes through a simple multiple choice questionnaire including the questions about the preferences, actual season and mood in order to receive the possible clothing combinations.  The engine of our web catalogue is supposed to be built in the way that it displays garment items regardless the brand awareness, which may help small brands and individual designers to make their way to general public. We expect that our program can also inspire the competition between retailers, which may result in a number of various offers for clothing buyers, thus helping us to receive awareness and to involve as many retailers in our project as possible.

Provided that retailers show their interest in our program, we may come to a certain retailers outlet with an additional item - “Match Me Box”, a computerized installment. We plan to configure the “Match Me Box” in a similar way that “Match Me” feature of the application works. This “Match Me Box” is schemed to be installed in shopping centres for the customers, who have a certain idea (or no ideas) of of what to acquire, but feel disoriented by the overwhelming number of outlets in a store.

RESULTS OF OPERATION

As of February 28, 2017, we have accumulated a deficit of $5,466. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 28, 2017

Revenue

During the three months ended February 28, 2017, the Company has not generated any revenue.

Operating Expenses

During the three-months period ended February 28, 2017, we incurred total expenses and professional fees of $3,569. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended February 28, 2017 was $3,569.

Six Month Period Ended February 28, 2017

Revenue

During the six months ended February 28, 2017, the Company generated $5,000 in revenue.

9 | Page

Operating Expenses

During the six-months period ended February 28, 2017, we incurred total expenses and professional fees of $10,302. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the six-months period ended February 28, 2017 was $5,302.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2017 our current assets were $16,598 compared to $0 in current assets at August 31, 2016.  The increase in cash was due to proceeds from the sale of common stock. As at February 28, 2017, our current liabilities were $3,264 compared to $164 as of August 31, 2016.

Stockholders’ deficit was $164 as of August 31, 2016 compared to stockholders’ equity of $11,834 as of February 28, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-months period ended February 28, 2017, net cash flows used in operating activities was $4,030, consisting of net loss of $5,302 and increase in prepaid expenses of $228 and accrued expense of $1,500.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the six-months period ended February 28, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-months period ended February 28, 2017 were $20,400, consisting of $3,100 loan from shareholder and $17,300 form proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

10 | Page

GOING CONCERN

The independent auditors' report accompanying our August 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended February 28, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2017.

11 | Page

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZARTEX INC.
Dated: March 27, 2017	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

12 | Page