Form 10-Q
period 2017-05-31
Zartex Inc.
filed 2017-08-01
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 1, 2017
Common Stock, $0.001	6,340,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2017	AUGUST 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 31,434	$ -
Equipment	3,500
Total current assets	34,934	-
Total Assets	$ 34,934	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	1,500
Due to related parties	18,263	164
Total current liabilities	19,763	164

Total Liabilities	19,763	164

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding at May 31, 2017; 0 shares issued and outstanding at August 31, 2016	6,340	-
Additional paid-in-capital	25,460	-
Deficit accumulated during the development stage	(16,629)	(164)
Total Stockholders’ Equity (Deficit)	15,171	(164)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 34,934	$ -

The accompanying notes are an integral part of these financial statements.

3 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (UNAUDITED)
	Three months ended May 31, 2017	Nine months ended May 31, 2017

Revenues	$ 16,300	$ 21,300
Cost of revenues	9,499	10,499
Gross margin	6,801	10,801

Operating expenses

Software development cost	-	10,000
General and administrative expenses	6,964	17,266
Income (loss) from operations	(163)	(16,465)
Income (loss) before taxes	(163)	(16,465)

Provision for taxes	-	-

Net income (loss)	$ (163)	$ (16,465)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,282,011	5,293,370

The accompanying notes are an integral part of these financial statements.

4 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)
Nine months ended May 31, 2017
Operating Activities
Net loss	$ (16,465)
Accounts payable	1,500
Net cash used in operating activities	14,965

Investing Activities
Purchase of Equipment	(3,500)
Net cash used in investing activities	(3,500)

Financing Activities
Proceeds from sale of common stock	31,800
Proceeds from related parties	18,099
Net cash provided by financing activities	49.899
Net increase in cash and equivalents	31,434
Cash and equivalents at beginning of the period	-
Cash and equivalents at end of the period	$ 31,434
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED MAY 31, 2017

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

The Company records revenue when realizable and earned and when developed software and customization services has been delivered to the customer.

Determining if software arrangements fall within scope of ASC 985-605, paragraph 985-605-15-3 states, “The guidance in the Subtopic applies to the following transactions and activities: (a) Licensing, selling, leasing, or otherwise marketing computer software; (b) superseded; (c) The software and software-related elements of arrangements that include software that is more-than-incidental to the products or services in the arrangement as a whole.”

We have determined that substantially all of our arrangements are within the scope of 985-605 (“the Software Revenue Recognition rules”). The predominant element in our multiple element arrangements is software that is sold via a subscription license and resides at customer sites. The other elements in our arrangements are bundled with the software and the bundle is sold as one unit as explained below. The arrangements are within the scope of 985-605 because our software is sold and delivered to our customers, meeting the guidance in clause (a) of ASC 985-605-15-3. Additionally, as required by clause (c) of ASC 985-605-15-3, our software is more-than-incidental to the services in the arrangement as a whole due to its predominant role in delivering the value of the service further explained below.

Our software arrangements are sold as a single unit consisting of the following multiple elements: (i) “Match Me” software delivered to the customer, (ii) customization service. “Match Me” software is an algorithm helping users to create their individual fashion look (style of clothes). Customization service is the development of individual software design, functionality, CRM System (Customer relationship management system) and programming criteria.

The company doesn’t have any plans to sell “Match Me” software (algorithm) separate from the customization service.

We have estimated our “Match Me” software (algorithm) and charge our customers with the estimated price. The customization service price is based on the estimated labor costs the Company spend on the customization. The final price for the customer consists both elements.

We use the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established.

Software Revenue and Service Revenue

Software revenue includes sales from “Match Me” software (algorithm).

Service revenue includes sales from “Match Me” software customization service.

Software Development Costs

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are available to the public for sale. The amortization of these costs is included in cost of revenue over the estimated life of the products.

The “Match Me” software was developed by the Company’s sole officer and director, Aleksandr Zausaev. Software development and customization expenses include Mr. Zausaev’s labor cost.

Cost of Revenue

Cost of revenue includes: software development costs and software customization costs. Capitalized software development costs are amortized over the estimated lives of the software.

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

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $16,629 since inception and incurred net loss of $16,465 for the nine months ended May 31, 2017. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the nine-months period ended May 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

As of May 31, 2017, the Company had 6,340,000 shares issued and outstanding.

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

Since August 17, 2016 (Inception) through May 31, 2017, the Company’s sole officer and director loaned the Company $3,264 to pay for incorporation costs and operating expenses.  As of May 31, 2017, the amount outstanding was $3,264. The loan is non-interest bearing, due upon demand and unsecured.

Since August 17, 2016 (Inception) through May 31, 2017, the Company’s sole officer and director as a software developer has provided services to the Company to develop the “Match Me” software along with customization or add-on to the software. The labor costs incurred on such services amounted to $14,999.  As of May 31, 2017, the amount of compensation payable was $14,999. The amount is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of May 31, 2017, the Company had net operating loss carry forwards of $16,465 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Our application users may also enable “Match Me” feature which we plan to deliver within the application. “Match Me” is expected to use the algorithm of analyzing the data provided by user in order to make lists of clothing styles (with actual items from the stores that we plan to partner up with), and the information concerning the price, the brand, the store to be on display. It is quite obvious that people stick to a clothing style due to the preferences in music (for instance, rock listeners are likely to wear leather), movies (some people might copy the styles of the favorite actors in certain films) health style (people involved in yoga might prefer natural materials to synthetic ones) and other preferences. Enabling “Match Me” feature, a user goes through a simple multiple-choice questionnaire including the questions about the preferences, actual season and mood in order to receive the possible clothing combinations.  The engine of our web catalogue is supposed to be built in the way that it displays garment items regardless the brand awareness, which may help small brands and individual designers to make their way to general public. We expect that our program can also inspire the competition between retailers, which may result in a number of various offers for clothing buyers, thus helping us to receive awareness and to involve as many retailers in our project as possible.

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

RESULTS OF OPERATION

As of May 31, 2017, we have accumulated a deficit of $16,465. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended May 31, 2017

Revenue

During the three months ended May 31, 2017, the Company generated $16,300 in revenue.

Cost of revenues

During the three months ended May 31, 2017, the Company incurred $9,499 in cost of revenues.

Gross Margin

During the three months ended May 31, 2017, the Company’s gross margin was $6,801 or 41.7%.

Operating Expenses

During the three-months period ended May 31, 2017, we incurred $6,964 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended May 31, 2017 was $163.

Nine Month Period Ended May 31, 2017

Revenue

During the nine-months ended May 31, 2017, the Company generated $21,300 in revenue.

Cost of revenues

During the three months ended May 31, 2017, the Company incurred $10,499 in cost of revenues.

Gross Margin

During the three months ended May 31, 2017, the Company’s gross margin was $10,801 or 50.7%.

9 | Page

Operating Expenses

During the nine-months period ended May 31, 2017, we incurred $10,000 in software development cost and $17,266 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine-months period ended May 31, 2017 was $16,465.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2017, our current assets were $34,934 compared to $0 in current assets at August 31, 2016.  The increase in cash was due to proceeds from the sale of common stock and sales revenue. As at May 31, 2017, our current liabilities were $19,763 compared to $164 as of August 31, 2016.

Stockholders’ equity was $15,171 as of May 31, 2017 as compared to stockholders’ deficit of $164 as of August 31, 2016.

Cash Flows from Operating Activities

For the nine-months period ended May 31, 2017, net cash flows used in operating activities was $14,965 consisting of net loss of $16,465 and accounts payable of $1,500.

Cash Flows from Investing Activities

For the nine-months period ended May 31, 2017, net cash flows used in investing activities was $3,500 consisting of purchase of server equipment for $3,500.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-months period ended May 31, 2017 were $49,899, consisting of $18,099 loan from shareholder and $31,800 from proceeds from sale of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended May 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2017.

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

ZARTEX INC.
Dated: August 1, 2017	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

12 | Page