Form 10-K
period 2017-08-31
Zartex Inc.
filed 2017-12-14
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-214122

ZARTEX INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-1322537 IRS Employer Identification Number	7371 Primary Standard Industrial Classification Code Number

4760 South Pecos Rd. Suite 103

Las Vegas, NV 89121

Tel.  (775) 391-8588

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of December 13, 2017, the registrant had 6,340,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 13, 2017.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean ZARTEX INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

4 | Page

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

Provided that retailers show their interest in our program, we may come to a certain retailer outlet with an additional item - “Match Me Box”, a computerized installment. We plan to configure the “Match Me Box” in a similar way that “Match Me” feature of the application works. This “Match Me Box” is schemed to be installed in shopping centres for the customers, who have a certain idea (or no ideas) of of what to acquire, but feel disoriented by the overwhelming number of outlets in a store.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of December 13, 2017, the 6,340,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

5 | Page

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

As of August 31, 2017, we have accumulated a deficit of $18,696. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2017

Revenue

During the year ended August 31, 2017, the Company generated $35,100 in revenue. For the period from Inception (August 17, 2016) to August 31, 2016 the Company did not generated revenue.

Costs of revenues

Costs of revenues for the year ended August 31, 2017 and 2016 were $29,257 and $nil. Costs of revenues mainly consisted of cost of labor for development and outsource development services.

Gross Profit/Margin

Gross profit for the year ended August 31, 2017 were $5,843 or 16.6%; and for the period the period from Inception (August 17, 2016) to August 31, 2016 was $nil or nil%. Our gross margin varies based on each project due to the customization sold with our “Match Me” software

The Company completed “Match Me” algorithm and release for sale to the public during the year then ended August 31, 2017 and started limited operations by selling the software developed along with customization services.

6 | Page

Operating Expenses

During the year ended August 31, 2017 and for the period from Inception (August 17, 2016) to August 31, 2016, we incurred $24,375 and $$164 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting services.

Income Taxes

The Company has net deferred tax assets as NOL carryforward which would reduce taxable income taxes in the future. However due to the uncertainty of the benefits of such deferred tax assets, the Company take a full allowance to offset the benefits.

Net Loss

Our net loss for the year ended August 31, 2017 and 2016 were $18,532 and $164, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2017 our total assets were $40,125 compared to $0 in total assets at August 31, 2016.  The increase in assets was due to proceeds from the sale of common stock and revenue, purchase of computer software and equipment.

As at August 31, 2017, our current liabilities were $27,021 compared to $164 as of August 31, 2016.

Our working capital deficit as of August 31, 2017 and 2016 was $(2,472) and $0, respectively.

Stockholders’ deficit was $13,104 as of August 31, 2017 compared to stockholders’ equity of $164 as of August 31, 2016.

The Company has relied on related party advances or loans for expenses and funding to support the operation of the Company. Outstanding payables to related party was $17,264, and $164 as of August 31, 2017 and 2016, respectively.

Cash Flows from Operating Activities

For the year ended August 31, 2017, net cash flows used in operating activities was $8,301 consisting of net loss of $18,532, accounts payable of $9,757 and amortization of $474.

Cash Flows from Investing Activities

For the year ended August 31, 2017, net cash flows used in investing activities was $16,050. The Company acquired computer equipment and software for its operations

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-months period ended August 31, 2017 were $34,900, consisting of $17,100 loan from shareholder and $31,800 from proceeds from sale of common stock.

7 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances by related party and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Zartex Inc.

We have audited the accompanying balance sheets of Zartex Inc. as of August 31, 2017, and 2016, and the related statements of operation, stockholders’ equity, and cash flows for the year then ended August 31, 2017, and for the period from Inception (August 17, 2016) to August 31, 2017. Zartex Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zartex, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended August 31, 2017, and for the period from Inception (August 17, 2016) to August 31, 2017., in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Zartex, Inc.’s internal control over financial reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Zartex Inc will continue as a going concern. As discussed in Note 2 to the financial statements, the conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee, CPA P.C.

Flushing, NY

December 13, 2017

9 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET (AUDITED)
	AUGUST 31, 2017	AUGUST 31, 2016
ASSETS
Current Assets
Cash	$ 24,549	$ -
Total current assets	24,549	-

Property & equipment, net	10,376
Intangible asset, net	5,200
Total Assets	$ 40,125	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	9,757
Loan from related parties	17,264	164
Total current liabilities	27,021	164

Total Liabilities	27,021	164

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding at August 31, 2017; 0 shares issued and outstanding at August 31, 2016	6,340	-
Additional paid-in-capital	25,460	-
Deficit accumulated during the development stage	(18,696)	(164)
Total Stockholders’ Equity (Deficit)	13,104	(164)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 40,125	$ -

The accompanying notes are an integral part of these financial statements.

10 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (AUDITED)
	Year ended August 31, 2017	For the period from Inception (August 17, 2016) to August 31, 2016

Revenues	$ 35,100	$ -
Cost of revenues	29,257	-
Gross margin	5,843	-

Operating expenses

General and administrative expenses	24,375	164
Income (loss) from operations	(18,532)	(164)
Income (loss) before taxes	(18,532)	(164)

Provision for taxes	-

Net income (loss)	$ (18,532)	$ (164)

Loss per common share: Basic and Diluted	$ (0.00)	$ -*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,557,178	-*

The accompanying notes are an integral part of these financial statements.

*No shares of common stock issued and outstanding during this period

11 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 17, 2016) TO AUGUST 31, 2017 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 17, 2016, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(164)	(164)
Balances as of August 31, 2016	-	-	-	(164)	(164)
Shares issued at $0.001	5,000,000	5,000	-	-	5,000
Shares issued at $0.02	1,340,000	1,340	25,460	-	26,800
Net loss for the period				(18,532)	(18,532)
Balances as of August 31, 2017	6,340,000	$ 6,340	$ 25,460	$ (18,696)	$ 13,104

The accompanying notes are an integral part of these financial statements.

12 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (AUDITED)
	Year ended August 31, 2017	For the period from Inception (August 17, 2016) to August 31, 2016
Operating Activities
Net loss	$ (18,532)	$ (164)
Depreciation and amortization	474
Accounts payable	9,757	-
Net cash used in operating activities	(8,301)	(164)

Investing Activities
Purchase of Equipment and intangible assets	(16,050)	-
Net cash used in investing activities	(16,050)	-

Financing Activities
Proceeds from sale of common stock	31,800	-
Proceeds from loan from shareholder	17,100	164
Net cash provided by financing activities	48,900	164

Net increase in cash and equivalents	24,549	0
Cash and equivalents at beginning of the period	-	-
Cash and equivalents at end of the period	$ 24,549	$ 0
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS YEAR ENDED AUGUST 31, 2017

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

14 | Page

Fair values of financial instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

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

The Company determined that our software arrangements fall within scope of ASC 985-605, paragraph 985-605-15-3 states, “The guidance in the Subtopic applies to the following transactions and activities: (a) Licensing, selling, leasing, or otherwise marketing computer software; (b) superseded; (c) The software and software-related elements of arrangements that include software that is more-than-incidental to the products or services in the arrangement as a whole.”

15 | Page

The Company determined that the predominant element in our multiple element arrangements is software that is sold via a rights of use license and resides at customer sites. The other elements in our arrangements are bundled with the software and the bundle is sold as one unit as explained below. These arrangements are within the scope of 985-605 because our software is sold and delivered to our customers, meeting the guidance in clause (a) of ASC 985-605-15-3. Additionally, as required by clause (c) of ASC 985-605-15-3, our software is more-than-incidental to the services in the arrangement as a whole due to its predominant role in delivering the value of the service further explained below.

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

Residual Method Accounting

In software arrangements that include multiple elements (such as license rights and technical support services), total fees are allocated among each of the elements using the “residual” method of accounting.  Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.  Vendor specific objective evidence of fair value for such undelivered elements is based upon the price charged for such product or service when it is sold separately.  The Company’s pricing practices may be modified in the future, which would result in changes to the Company’s vendor specific objective evidence.  As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting

Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under “Revenue Recognition” above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software.  If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting.  Under this method, the Company is required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed.  Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed.  Historically, these revisions have not been material.

16 | Page

Software Revenue and Service Revenue

Software revenue includes sales from “Match Me” software.

Service revenue includes sales from “Match Me” software customization service.

Software Development Costs

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Judgment is required in determining when technological feasibility of a product is established and the Company have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are available to the public for sale.

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

Property and Equipment & Depreciation

Property and equipment are stated at cost less accumulated depreciation comprised of computer equipment and are depreciated on the straight-line method over the estimated life of the asset, which is 5 years.

Intangible Assets & Amortization

The Company’s intangible assets are stated at cost less accumulated amortization comprised of computer software and are amortized on the straight-line method over the estimated life of the asset which is 3 years.

17 | Page

Impairment of Long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $18,696 since inception and incurred net loss of $18,532 for the year ended August 31, 2017. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROEPRTY & EQUIPMENTS

Property and equipment, net, is comprised of the following:

	August 31, 2017	August 31, 2016
Computer and Equipment	$ 10,850	$ -
Total	10,850	-
Accumulated Depreciation	(474)	-
Net	$ 10,376	$ -

Depreciation expenses were $474 and $nil for the years ended August 31, 2017

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	August 31, 2017	August 31, 2016
Computer Sowtware	$ 5,200	$ -
Total	5,200	-
Accumulated Amortization	-	-
Net	$ 5,200	$ -

Amortization expenses were $nil and $nil for the years ended August 31, 2017

18 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the year period ended August 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

As of August 31, 2017, the Company had 6,340,000 shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Since August 17, 2016 (Inception) through August 31, 2017 the Company’s sole officer and director, Mr. Aleksandr Zausaev, has loaned the Company from time to time to pay for incorporation costs and operating expenses. Mr. Zausaev also provides services to the Company for which he was compensated $14,000 and $nil for the years ended August 31, 2017 and 2016, respectively. As of August 31, 2017, the outstanding payable amount was $17,264. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8– INCOME TAX

As of August 31, 2017, the Company had net operating loss carry forwards of $18,696 and resulted in deferred tax assets of $6,357 at an income tax rate of 34% that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 - CONCENTRATIONS

For the year ended August 31, 2017, the Company has only one supplier who is the sole officer and majority shareholder of the Company with outstanding accounts payable of $9,757 (100%) at August 31, 2017.

For the year ended August 31, 2017, the Company has generated revenues from six customers with Customer A representing 30.8%, Customer B representing 29.1%, and Customer C representing 25.9% of total revenues without any outstanding accounts receivable at August 31, 2017.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

19 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Aleksandr Zausaev 4760 South Pecos Rd. Suite 103, Las Vegas, NV 89121	31	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Aleksandr Zausaev has acted as our President, Treasurer, Secretary and sole Director since we incorporated on August 17, 2016. Mr. Zausaev owns 78.86% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Zausaev was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Zausaev graduated from Moscow State University in 2009 as Master of Information Technology Management. Since 2008 he has been working as the freelance software developer and website developer. He has been working on an outsource basis with entyties and individuals from around the world. We believe that Mr. Zausaev’s specific experience, qualifications and skills will enable to develop our business.

20 | Page

During the past ten years, Mr. Zausaev has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Zausaev was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Zausaev’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

21 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on August 17, 2016 until August 31, 2016, and for the year ended August 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aleksandr Zausaev, Director, President, Secretary and Treasurer	August 17, 2016 to August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2016 to August 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer or director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Aleksandr Zausaev 4760 South Pecos Rd. Suite 103, Las Vegas, NV 89121	5,000,000 shares of common stock (direct)	78.86%

The percent of class is based on 6,340,000 shares of common stock issued and outstanding as of the date of this annual report.

22 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 12, 2016, we issued a total of 5,000,000 shares of restricted common stock to Aleksandr Zausaev, our sole officer and director in consideration of $5,000. Further, Mr. Zausaev has advanced funds to us. As of August 31, 2017, Mr. Zausaev has advanced to us $17,264. There is no due date for the repayment of the funds advanced by Mr. Zausaev. Mr. Zausaev will be repaid from revenues of operations. The obligation to Mr. Zausaev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Zausaev or the repayment of the funds to Mr. Zausaev.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	August 31, 2017	August 31, 2016

Audit fees	$9,000	4,000
Audit related fees	-0-	-0-
Tax fees	500	-0-
All other fees	-0-	-0-

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

23 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

ZARTEX INC.
Dated: December 13, 2017	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

24 | Page