Form 10-Q
period 2017-11-30
Zartex Inc.
filed 2018-01-17
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 16, 2018
Common Stock, $0.001	6,340,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	NOVEMBER 30, 2017 (UNAUDITED)	AUGUST 31, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 19,429	$ 24,549
Total current assets	19,429	24,549

Property & equipment, net	9,833	10,376
Intangible asset, net	4,767	5,200
Total Assets	$ 34,029	$ 40,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	11,457	9,757
Loan from related parties	17,264	17,264
Total current liabilities	28,721	27,021

Total Liabilities	28,721	27,021

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding	6,340	6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated during the development stage	(26,492)	(18,696)
Total Stockholders’ Equity	5,308	13,104

Total Liabilities and Stockholders’ Equity	$ 34,029	$ 40,125

The accompanying notes are an integral part of these financial statements.

3 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (UNAUDITED)
	Three months ended November 30, 2017	Three months ended November 30, 2016

Revenues	$ -	$ 5,000
Cost of revenues	-	-
Gross margin	-	5,000

Operating expenses

General and administrative expenses	7,796	6,733
Income (loss) from operations	(7,796)	(1,733)
Income (loss) before taxes	(7,796)	(1,733)

Provision for taxes	-

Net income (loss)	$ (7,796)	$ (1,733)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,340,000	4,395,604

The accompanying notes are an integral part of these financial statements.

4 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)
	Three months ended November 30, 2017	Three months ended November 30, 2016
Operating Activities
Net loss	$ (7,796)	$ (1,733)
Increase in prepaid expenses	-	(30)
Depreciation and amortization	976	-
Accounts payable and accrued expenses	1,700	-
Net cash used in operating activities	(5,120)	(1,763)

Investing Activities
Purchase of Equipment and intangible assets	-	-
Net cash used in investing activities	-	-

Financing Activities
Proceeds from sale of common stock	-	5,000
Proceeds from loan from shareholder	-	2,950
Net cash provided by financing activities	-	7,950

Net increase (decrease) in cash and equivalents	(5,120)	6,187
Cash and equivalents at beginning of the period	24,549	-
Cash and equivalents at end of the period	$ 19,429	$ 6,187
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS THREE MONTHS ENDED NOVEMBER 30, 2017 (UNAUDITED)

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

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended August 31, 2017.

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

6 | Page

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

7 | Page

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

8 | Page

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $26,492 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROEPRTY & EQUIPMENTS

Property and equipment, net, is comprised of the following:

	November 30, 2017	August 31, 2017
Computer and Equipment	$ 10,850	$ 10,850
Total	10,850	10,850
Accumulated Depreciation	(1,017)	(474)
Net	$ 9,833	$ 10,376

Depreciation expenses were $543 and $0 for the three months ended November 30, 2017 and 2016

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	November 30, 2017	August 31, 2017
Computer Sowtware	$ 5,200	$ 5,200
Total	5,200	5,200
Accumulated Amortization	(433)	-
Net	$ 4,767	$ 5,200

Amortization expenses were $433 and $0 for the three months ended November 30, 2017 and 2016

9 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of November 30, 2017, the Company had 6,340,000 shares issued and outstanding.

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

Since August 17, 2016 (Inception) through November 30, 2017 the Company’s sole officer and director, Mr. Aleksandr Zausaev, has loaned the Company from time to time to pay for incorporation costs and operating expenses. As of November 30, 2017, the outstanding payable amount to Mr Zausaev was $17,264.

Mr. Zausaev also provides services to the Company for which he was compensated. As of November 30, 2017, the outstanding accounts payable amount to Mr. Zausaev was $9,757 The amounts above are non-interest bearing, due upon demand and unsecured.

NOTE 8 – INCOME TAX

The Company was incorporated under the law the United States of America laws, the statutory income tax rate is 34%.

As of November 30, 2017, the Company had net operating loss carry forwards of $24,792 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 - CONCENTRATIONS

The Company has only one supplier who is the sole officer and majority shareholder of the Company with outstanding accounts payable of $9,757 (100%) at November 30, 2017.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

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

11 | Page

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

RESULTS OF OPERATION

As of November 30, 2017, we have accumulated a deficit of $24,792. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2017 compared to Three Month Period Ended November 30, 2016

Revenue

During the three months ended November 30, 2017, the Company has not generated any revenue compared to $5,000 during three-month period ended November 30, 2016.

Operating Expenses

During the three-months period ended November 30, 2017, we incurred $7,796 in general and administrative expenses compared to $6,733 during three-month period ended November 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended November 30, 2017 was $7,796 compared to $1,733 during three-month period ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2017 our total assets were $34,029 compared to $40,125 in total assets at August 31, 2017.  The decrease in total assets was due to decrease in cash. As at November 30, 2017, our current liabilities were $28,721.

Stockholders’ equity was $13,104 as of August 31, 2017 compared to stockholders’ equity of $5,308 as of November 30, 2017.

Cash Flows from Operating Activities

For the three-months period ended November 30, 2017, net cash flows used in operating activities was $5,120 consisting of net loss of $6,096 and increase in depreciation expenses of $976.

Cash Flows from Investing Activities

For the three-months period ended November 30, 2017 cash flows used in investing activities was $0.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-months period ended November 30, 2017 was $0.

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

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended November 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2017.

13 | Page

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

ZARTEX INC.
Dated: January 16, 2018	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

14 | Page