Form 10-Q
period 2018-02-28
Zartex Inc.
filed 2018-04-16
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 13, 2018
Common Stock, $0.001	6,340,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 28, 2018 (UNAUDITED)	AUGUST 31, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 17,439	$ 24,549
Total current assets	17,439	24,549

Property & equipment, net	9,290	10,376
Intangible asset, net	4,334	5,200
Total Assets	$ 31,063	$ 40,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	11,457	9,757
Loan from related parties	17,264	17,264
Total current liabilities	28,721	27,021

Total Liabilities	28,721	27,021

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding	6,340	6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated during the development stage	(29,458)	(18,696)
Total Stockholders’ Equity	2,342	13,104

Total Liabilities and Stockholders’ Equity	$ 31,063	$ 40,125

The accompanying notes are an integral part of these financial statements.

3 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (UNAUDITED)
	Three months ended February 28, 2018	Six months ended February 28, 2018	Three months ended February 28, 2017	Six months ended February 28, 2017

Revenues	$ -	$ -	$ -	$ 5,000
Cost of revenues	-	-	-	-
Gross margin	-	-	-	-

Operating expenses

General and administrative expenses	2,966	3,569	10,762	10,302
Income (loss) from operations	(2,966)	(3,569)	(10,762)	(5,302)
Income (loss) before taxes	(2,966)	(3,569)	(10,762)	(5,302)

Provision for taxes	-	-	-	-

Net income (loss)	$ (2,966)	$ (3,569)	$ (10,762)	$ (5,302)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,340,000	5,155,556	6,340,000	4,773,481

The accompanying notes are an integral part of these financial statements.

4 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended February 28, 2018	Six months ended February 28, 2017
Operating Activities
Net loss	$ (10,762)	$ (5,302)
Increase in prepaid expenses	-	(228)
Depreciation and amortization	1,952	-
Accounts payable and accrued expenses	1,700	1,500
Net cash used in operating activities	(7,110)	(4,030)

Investing Activities
Purchase of Equipment and intangible assets	-	-
Net cash used in investing activities	-	-

Financing Activities
Proceeds from sale of common stock	-	17,300
Proceeds from loan from shareholder	-	3,100
Net cash provided by financing activities	-	20,400

Net increase (decrease) in cash and equivalents	(7,110)	16,370
Cash and equivalents at beginning of the period	24,549	-
Cash and equivalents at end of the period	$ 17,439	$ 16,370
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS SIX MONTHS ENDED FEBRUARY 28, 2018 (UNAUDITED)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $29,458 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROEPRTY & EQUIPMENTS

Property and equipment, net, is comprised of the following:

	February 28, 2018	August 31, 2017
Computer and Equipment	$ 10,850	$ 10,850
Total	10,850	10,850
Accumulated Depreciation	(1,560)	(474)
Net	$ 9,290	$ 10,376

Depreciation expenses were $1,086 and $0 for the  six  months ended February 28, 2018 and 2017.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	February 28, 2018	August 31, 2017
Computer Sowtware	$ 5,200	$ 5,200
Total	5,200	5,200
Accumulated Amortization	(866)	-
Net	$ 4,334	$ 5,200

Amortization expenses were $866 and $0 for the six months ended February 28, 2018 and 2017.

9 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of February 28, 2018, the Company had 6,340,000 shares issued and outstanding.

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

Since August 17, 2016 (Inception) through February 28, 2018 the Company’s sole officer and director, Mr. Aleksandr Zausaev, has loaned the Company from time to time to pay for incorporation costs and operating expenses. As of February 28, 2018, the outstanding payable amount to Mr Zausaev was $17,264.

Mr. Zausaev also provides services to the Company for which he was compensated. As of February 28, 2018, the outstanding accounts payable amount to Mr. Zausaev was $9,757 The amounts above are non-interest bearing, due upon demand and unsecured.

NOTE 8 – INCOME TAX

As of February 28, 2018, the Company had net operating loss carry forwards of $29,458 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 - CONCENTRATIONS

The Company has only one supplier who is the sole officer and majority shareholder of the Company with outstanding accounts payable of $9,757 (100%) at February 28, 2018.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of February 28, 2018, we have accumulated a deficit of $24,792. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 28, 2018 compared to Three Month Period Ended February 28, 2017

Revenue

During the three months ended February 28, 2018 and 2017, the Company has not generated any revenue.

Operating Expenses

During the three-months period ended February 28, 2018, we incurred $2,966 in general and administrative expenses compared to $3,569 during three-month period ended February 28, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended February 28, 2018 was $2,966 compared to $3,569 during three-month period ended February 28, 2017.

Six Month Period Ended February 28, 2018 compared to Six Month Period Ended February 28, 2017

Revenue

During the six months ended February 28, 2018, the Company has not generated any revenue compared to $5,000 during six-month period ended February 28, 2017.

Operating Expenses

During the six-months period ended February 28, 2018, we incurred $10,762 in general and administrative expenses compared to $10,302 during six-month period ended February 28, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the six-months period ended February 28, 2018 was $10,762 compared to $5,032 during six-month period ended February 28, 2017.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2018 our total assets were $31,063 compared to $40,125 in total assets at August 31, 2017.  The decrease in total assets was due to decrease in cash. As at February 28, 2018, our current liabilities were $27,021.

Stockholders’ equity was $13,104 as of August 31, 2017 compared to stockholders’ equity of $2,342 as of February 28, 2018.

Cash Flows from Operating Activities

For the six-months period ended February 28, 2018, net cash flows used in operating activities was $7,110 consisting of net loss of $10,762, accounts payable of $1,700 and increase in depreciation expenses of $1,952.

Cash Flows from Investing Activities

For the six months period ended February 28, 2018 cash flows used in investing activities was $0.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-months period ended February 28, 2018 was $0.

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

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended February 28, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2018.

14 | Page

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

ZARTEX INC.
Dated: April 13, 2018	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

15 | Page