Form 10-Q
period 2018-05-31
Zartex Inc.
filed 2018-07-17
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2018
Common Stock, $0.001	6,340,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2018 (UNAUDITED)	AUGUST 31, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 17,439	$ 24,549
Total current assets	17,439	24,549

Property & equipment, net	8,747	10,376
Intangible asset, net	3,901	5,200
Total Assets	$ 30,087	$ 40,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	11,754	9,757
Loan from related parties	29,302	17,264
Total current liabilities	41,056	27,021

Total Liabilities	41,056	27,021

Commitments & Contingencies

Stockholders’ Equity (Deficit)(
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding	6,340	6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated during the development stage	(42,769)	(18,696)
Total Stockholders’ Equity (Deficit)	(10,969)	13,104

Total Liabilities and Stockholders’ Equity	$ 30,087	$ 40,125

The accompanying notes are an integral part of these financial statements.

3 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (UNAUDITED)
	Three months ended May 31, 2018	Three months ended May 31, 2017	Nine months ended May 31, 2018	Nine months ended May 31, 2017

Revenues	$ -	$ 16,300	$ -	$ 21,300
Cost of revenues	-	9,499	-	10,499
Gross margin	-	6,801	-	10,801

Operating expenses

Software development cost	-	-	-	10,000
General and administrative expenses	13,311	6,964	24,073	17,266
Income (loss) from operations	(13,311)	(163)	(24,073)	(16,465)
Income (loss) before taxes	(13,311)	(163)	(24,073)	(16,465)

Provision for taxes	-	-	-	-

Net income (loss)	$ (13,311)	$ (163)	$ (24,073)	$ (16,465)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,340,000	6,282,011	6,340,000	5,293,370

The accompanying notes are an integral part of these financial statements.

4 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended May 31, 2018	Nine months ended May 31, 2017
Operating Activities
Net loss	$ (24,073)	$ (16,465)
Increase in prepaid expenses	-	-
Depreciation and amortization	2,928	-
Accounts payable and accrued expenses	1,997	1,500
Net cash used in operating activities	(19,148)	(14,965)

Investing Activities
Purchase of Equipment and intangible assets	-	(3,500)
Net cash used in investing activities	-	(3,500)

Financing Activities
Proceeds from sale of common stock	-	31,800
Proceeds from loan from shareholder	12,038	18,099
Net cash provided by financing activities	12,038	49,899

Net increase (decrease) in cash and equivalents	(7,110)	31,434
Cash and equivalents at beginning of the period	24,549	-
Cash and equivalents at end of the period	$ 17,439	$ 31,434
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS NINE MONTHS ENDED MAY 31, 2018 (UNAUDITED)

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

There was no significant impact to the statement of operations and comprehensive income (loss) as the Company’s existing revenue policies are in line with ASC 606.

Our revenue consists of service revenue from “Match Me” software programming code with customization service. The Company recognizes revenue when performance obligations identified under the terms of the contracts with its customers are satisfied, which generally occurs when the programming code of the software and the customization services are delivered to the customer when completed in accordance with the contractual terms and conditions of the sale.

7 | Page

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

The “Match Me” software programming code was developed by the Company’s sole officer and director, Aleksandr Zausaev. Software development and customization expenses include Mr. Zausaev’s labor cost.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our financial position and results of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $42,769 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROEPRTY & EQUIPMENTS

Property and equipment, net, is comprised of the following:

	May 31, 2018	August 31, 2017
Computer and Equipment	$ 10,850	$ 10,850
Total	10,850	10,850
Accumulated Depreciation	(2,103)	(474)
Net	$ 8,747	$ 10,376

Depreciation expenses were $2,103 and $0 for the nine months ended May 31, 2018 and 2017.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	May 31, 2018	August 31, 2017
Computer Sowtware	$ 5,200	$ 5,200
Total	5,200	5,200
Accumulated Amortization	(1,299)	-
Net	$ 3,901	$ 5,200

Amortization expenses were $1,299 and $0 for the nine months ended May 31, 2018 and 2017.

9 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of May 31, 2018, the Company had 6,340,000 shares issued and outstanding.

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

Since August 17, 2016 (Inception) through May 31, 2018 the Company’s sole officer and director, Mr. Aleksandr Zausaev, has loaned the Company from time to time to pay for incorporation costs and operating expenses. As of May 31, 2018, the outstanding payable amount to Mr Zausaev was $29,302.

Mr. Zausaev also provides services to the Company for which he was compensated. As of May 31, 2018, the outstanding accounts payable amount to Mr. Zausaev was $9,757 The amounts above are non-interest bearing, due upon demand and unsecured.

NOTE 8 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets. In addition, net operating losses (NOL) arising after December 31, 2017 can be carryforward indefinitely while limiting the NOL deduction for a given year to 80% of taxable income.

As of May 31, 2018, the Company had net operating loss carry forwards of $42,769 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 - CONCENTRATIONS

The Company has only one supplier who is the sole officer and majority shareholder of the Company with outstanding accounts payable of $9,757 (100%) at May 31, 2018.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Provided that retailers show their interest in our program, we may come to a certain retailer outlet with an additional item - “Match Me Box”, a computerized installment. We plan to configure the “Match Me Box” in a similar way that “Match Me” feature of the application works. This “Match Me Box” is schemed to be installed in shopping centres for the customers, who have a certain idea (or no ideas) of what to acquire but feel disoriented by the overwhelming number of outlets in a store.

RESULTS OF OPERATION

As of May 31, 2018, we have accumulated a deficit of $42,769. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2018 compared to Three Month Period Ended May 31, 2017

Revenue

During the three months ended May 31, 2018 the Company has not generated any revenue compared to $16,300 for the three months ended May 31, 2017.

Operating Expenses

During the three-months period ended May 31, 2018, we incurred $13,311 in general and administrative expenses compared to $6,964 during three-month period ended May 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended May 31, 2018 was $13,311 compared to net loss of $163 during three-month period ended May 31, 2017.

Nine Month Period Ended May 31, 2018 compared to Nine Month Period Ended May 31, 2017

Revenue

During the nine months ended May 31, 2018, the Company has not generated any revenue compared to $21,300 during nine-month period ended May 31, 2017.

Operating Expenses

During the nine-months period ended May 31, 2018, we incurred $24,073 in general and administrative expenses compared to $17,266 in general and administrative expenses and $10,000 in software development cost during nine-month period ended May 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine-months period ended May 31, 2018 was $24,073 compared to 16,465 during nine-month period ended May 31, 2017.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2018 our total assets were $30,087 compared to $40,125 in total assets at August 31, 2017.  The decrease in total assets was due to decrease in cash. As at May 31, 2018, our current liabilities were $41,056.

Stockholders’ equity was $13,104 as of August 31, 2017 compared to stockholders’ deficit of $10,969 as of May 31, 2018.

Cash Flows from Operating Activities

For the nine-months period ended May 31, 2018, net cash flows used in operating activities was $19,148 consisting of net loss of $24,073, with an increase in accounts payable of $1,997 and increase in depreciation and amortization expenses of $2,928; as compared to net cash flows used in operating activities of $14,965 consisting net loss of $16,465 with an increase in accounts payable of $1,500 for the same period ended in 2017.

Cash Flows from Investing Activities

For the nine months period ended May 31, 2018 cash flows used in investing activities was $0 as compared to $3,500 used in investing activities for purchases of equipment same period ended in 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-months period ended May 31, 2018 was $12,038 consisting entirely of loan from shareholder as compared to net cash provided by financing activities of $49,899 consisting $31,800 as proceeds from stock issuance and $18,099 as loan from shareholder for the same period in 2017.

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

13 | Page

GOING CONCERN

The independent auditors' report accompanying our August 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended May 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2018.

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

ZARTEX INC.
Dated: July 16, 2018	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

15 | Page