Form 10-Q/A
period 2018-05-31
Zartex Inc.
filed 2018-07-19
CIK 1684508

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment #1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 18, 2018
Common Stock, $0.001	6,340,000

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

ZARTEX INC.
Dated: July 18, 2018	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

15 | Page