Form 10-K
period 2018-08-31
Zartex Inc.
filed 2018-10-19
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2018

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

As of October 16, 2018, the registrant had 6,340,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 16, 2018.

2 | Page

Table Of Contents

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of October 16, 2018, the 6,340,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

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

RESULTS OF OPERATIONS

As of August 31, 2018, we have accumulated a deficit of $49,678. We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2018

Revenue

During the year ended August 31, 2017 the Company did not generated revenue. During the year ended August 31, 2017, the Company generated $35,100 in revenue.

Costs of revenues

Costs of revenues for the year ended August 31, 2018 and 2017 were $nil and $29,257. Costs of revenues during the year ended August 31, 2017, mainly consisted of cost of labor for development and outsource development services.

Operating Expenses

During the year ended August 31, 2018 and Year ended August 31, 2017, we incurred $30,982 and $24,375 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting services. Increase in operating expenses in 2018 was due to increase in amortization expenses and consulting service fees.

6 | Page

Income Taxes

The Company has net deferred tax assets as NOL carryforward which would reduce taxable income taxes in the future. However due to the uncertainty of the benefits of such deferred tax assets, the Company take a full allowance to offset the benefits.

Net Loss

Our net loss for the year ended August 31, 2018 and 2017 were $30,982 and $18,532, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital deficit of $29,550 as of August 31, 2018 as compared to working capital deficit of $2,472 as of August 31, 2017.

As at August 31, 2018 our total assets were $29,111 compared to $40,125 in total assets at August 31, 2017.

As at August 31, 2018, our current liabilities were $46,989 compared to $27,021 as of August 31, 2017.

Stockholders’ deficit was $17,878 as of August 31, 2018 compared to Stockholders’ equity $13,104 as of August 31, 2017.

The Company has relied on related party advances or loans for expenses and funding to support the operation of the Company. Outstanding payables to related party was $32,379, and $17,264 as of August 31, 2018 and 2017, respectively.

Cash Flows from Operating Activities

For the year ended August 31, 2018, net cash flows used in operating activities was $22,225 consisting of net loss of $30,982, increase in accounts payable of $4,853 and depreciation and amortization of $3,904.

For the year ended August 31, 2017, net cash flows used in operating activities was $8,301 consisting of net loss of $18,532, increase in accounts payable of $9,757 and depreciation and amortization of $474.

Cash Flows from Investing Activities

For the year ended August 31, 2018, we did not use any cash in investing activities.

For the year ended August 31, 2017, net cash flows used in investing activities was $16,050. The Company acquired computer equipment and software for its operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2018 were $15,115, consisting entirely of $15,115 loan from shareholder.

Cash flows provided by financing activities during the nine-months period ended August 31, 2017 were $48,900, consisting of $17,100 loan from shareholder and $31,800 from proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

7 | Page

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Zartex Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zartex Inc. (the Company) as of August 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Jimmy P. Lee, CPA P.C.

We have served as the Company’s auditor since 2017

Jimmy P. Lee, CPA P.C.

Flushing, New York

October 16, 2018

9 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET (AUDITED)
	AUGUST 31, 2018	AUGUST 31, 2017
ASSETS
Current Assets
Cash	$ 17,439	$ 24,549
Total current assets	17,439	24,549

Property & equipment, net	8,204	10,376
Intangible asset, net	3,468	5,200
Total Assets	$ 29,111	$ 40,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	14,610	9,757
Loan from related parties	32,379	17,264
Total current liabilities	46,989	27,021
Total Liabilities	46,989	27,021

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,340,000 shares issued and outstanding	6,340	6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated during the development stage	(49,678)	(18,696)
Total Stockholders’ Equity (Deficit)	(17,878)	13,104

Total Liabilities and Stockholders’ Equity (Deficit)	$ 29,111	$ 40,125

The accompanying notes are an integral part of these financial statements.

10 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATION (AUDITED)
	Year ended August 31, 2018	Year ended August 31, 2017

Revenues	$ -	$ 35,100
Cost of revenues	-	29,257
Gross margin	-	5,843

Operating expenses
General and administrative expenses	30,982	24,375
Income (loss) from operations	(30,982)	(18,532)
Income (loss) before taxes	(30,982)	(18,532)

Provision for taxes	-

Net income (loss)	$ (30,982)	$ (18,532)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,340,000	5,557,178

The accompanying notes are an integral part of these financial statements.

11 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 17, 2016) TO AUGUST 31, 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at August 17, 2016, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(164)	(164)
Balances as of August 31, 2016	-	-	-	(164)	(164)
Shares issued at $0.001	5,000,000	5,000	-	-	5,000
Shares issued at $0.02	1,340,000	1,340	25,460	-	26,800
Net loss for the period				(18,532)	(18,532)
Balances as of August 31, 2017	6,340,000	$ 6,340	$ 25,460	$ (18,696)	$ 13,104
Net loss for the period				(30,982)	(30,982)
Balances as of August 31, 2018	6,340,000	$ 6,340	$ 25,460	$ (49,678)	$ (17,878)

The accompanying notes are an integral part of these financial statements.

12 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (AUDITED)
	Year ended August 31, 2018	Year ended August 31, 2017
Operating Activities
Net loss	$ (30,982)	$ (18,532)
Depreciation and amortization	3,904	474
Accounts payable	4,853	9,757
Net cash used in operating activities	(22,225)	(8,301)

Investing Activities
Purchase of Equipment and intangible assets	-	(16,050)
Net cash used in investing activities	-	(16,050)

Financing Activities
Proceeds from sale of common stock	-	31,800
Proceeds from loan from shareholder	15,115	17,100
Net cash provided by financing activities	15,115	48,900

Net increase in cash and equivalents	(7,110)	24,549
Cash and equivalents at beginning of the period	24,549	-
Cash and equivalents at end of the period	$ 17,439	$ 24,549
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

ZARTEX INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO THE AUDITED FINANCIAL STATEMENTS YEAR ENDED AUGUST 31, 2018

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

15 | Page

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

16 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $49,678 since inception and incurred net loss of $30,982 for the year ended August 31, 2018. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROEPRTY & EQUIPMENTS

Property and equipment, net, is comprised of the following:

	August 31, 2018	August 31, 2017
Computer and Equipment	$ 10,850	$ 10,850
Total	10,850	10,850
Accumulated Depreciation	(2,646)	(474)
Net	$ 8,204	$ 10,376

Depreciation expenses were $2,172 and $474 for the years ended August 31, 2018 and 2017

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	August 31, 2018	August 31, 2017
Computer Sowtware	$ 5,200	$ 5,200
Total	5,200	5,200
Accumulated Amortization	(1,732)	-
Net	$ 3,468	$ 5,200

Amortization expenses were $1,732 and $nil for the years ended August 31, 2018 and 2017

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the year period ended August 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

As of August 31, 2018, the Company had 6,340,000 shares issued and outstanding.

17 | Page

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

Since August 17, 2016 (Inception) through August 31, 2018 the Company’s sole officer and director, Mr. Aleksandr Zausaev, has loaned the Company from time to time to pay for incorporation costs and operating expenses. As of August 31, 2018, the outstanding payable amount to Mr Zausaev was $32,379.

Mr. Zausaev also provides services to the Company for which he was compensated. As of August 31, 2018, the outstanding accounts payable amount to Mr. Zausaev was $9,757 The amounts above are non-interest bearing, due upon demand and unsecured.

NOTE 8– INCOME TAX

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

As of May 31, 2018, the Company had net operating loss carry forwards of $49,678 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 - CONCENTRATIONS

The Company has only one supplier who is the sole officer and majority shareholder of the Company with outstanding accounts payable of $9,757 (100%) at August 31, 2018.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

18 | Page

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Aleksandr Zausaev 4760 South Pecos Rd. Suite 103, Las Vegas, NV 89121	32	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

19 | Page

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

20 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on August 17, 2016 until August 31, 2017, and for the year ended August 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aleksandr Zausaev, Director, President, Secretary and Treasurer	September 1, 2016 to August 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2017 to August 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer or director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Aleksandr Zausaev 4760 South Pecos Rd. Suite 103, Las Vegas, NV 89121	5,000,000 shares of common stock (direct)	78.86%

The percent of class is based on 6,340,000 shares of common stock issued and outstanding as of the date of this annual report.

21 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 12, 2016, we issued a total of 5,000,000 shares of restricted common stock to Aleksandr Zausaev, our sole officer and director in consideration of $5,000. Further, Mr. Zausaev has advanced funds to us. As of August 31, 2018, Mr. Zausaev has advanced to us $32,379. There is no due date for the repayment of the funds advanced by Mr. Zausaev. Mr. Zausaev will be repaid from revenues of operations. The obligation to Mr. Zausaev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Zausaev or the repayment of the funds to Mr. Zausaev.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	August 31, 2018	August 31, 2017

Audit fees	$ 9,800	$9,000
Audit related fees	-0-	-0-
Tax fees	$ 600	$ 500
All other fees	-0-	-0-

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

22 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

ZARTEX INC.
Dated: October 19, 2018	By: /s/ Aleksandr Zausaev
Aleksandr Zausaev, President and Chief Executive Officer and Chief Financial Officer

23 | Page