Form 10-Q
period 2018-11-30
Cannis, Inc.
filed 2019-01-14
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-214122

CANNIS, INC. (Exact name of small business issuer as specified in its charter)

Nevada 2750 (State or other jurisdiction of incorporation or organization) (Primary Standard Industrial Classification Number)	Level 9, Melilea Tower, No. 6, Avenue 3 The Horizon, Bangsar South, No. 8, Jalan Kerinchi 59200, Kuala Lumpur, Malaysia (Address of principal executive offices)

+603 2242 0484
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]		Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 common shares issued and outstanding as of January 9, 2019.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1.	FINANCIAL INFORMATION Cannis, Inc. (F/K/A: Zartex, Inc.) Balance Sheets As of November 30, 2018 and August 31, 2018

Assets	As of November 30, 2018 (Unaudited)	As of August 31, 2018 (Audited)
Current assets
Cash and cash equivalents	$ -	$ 17,439
Total current assets	-	17,439

Non-current assets
Property and equipment, net	-	8,204
Intangible assets, net	-	3,468
Total non-current assets	-	11,672

Total Assets	$ -	$ 29,111

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Accounts payable	$ -	$ 14,610
Loan from related parties	4,100	32,379
Total current liabilities	4,100	46,989

Total Liabilities	$ 4,100	$ 46,989

Shareholders' Equity
Common stock ($0.001 par value, 75,000,000 shares authorized; 6,340,000 shares issued and outstanding)	$ 6,340	$ 6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated	(35,900)	(49,678)
Total shareholders' equity	(4,100)	(17,878)

Total Liabilities and Shareholders' Equity	$ -	$ 29,111

The accompanying notes are an integral part of these financial statements.

4

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Operations and Comprehensive Income

For the three months ended November 30, 2018 and 2017

(Unaudited)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017

Revenue	$ -	$ -
Cost of revenue	-	-
Gross margin	-	-

Operating expenses
General and administrative expense	21,458	7,796
Total operating expenses	21,458	7,796

Loss from operations	(21,458)	(7,796)

Other income
Forgiveness of debt	35,236	-
Total other income	35,236	-

Operating income/(loss) before income taxes	13,778	(7,796)

Provision for income taxes	-	-

Net income/(loss)	$ 13,778	$ (7,796)

Earnings/(loss) Per Share:
Basic and Diluted	$ 0.002	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	6,340,000	6,340,000

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Cash Flows

For the three months ended November 30, 2018 and 2017

(Unaudited)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017
Cash flows from operating activities
Net Income/(Loss)	$ 13,778	$ (7,796)
Adjustments to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	-	976
Write-off of fixed assets	11,672	-
Forgiveness of debt	(35,236)	-
Changes in operating assets and liabilities:
Accounts payable	(4,853)	1,700
Net cash used in operating activities	(14,639)	(5,120)

Cash flows from financing activities
Proceeds of related party loans	4,100	-
Repayment of related party loans	(6,900)	-
Net cash used in financing activities	(2,800)	-

Net change in cash and cash equivalents	(17,439)	(5,120)

Cash and cash equivalents, beginning	17,439	24,549

Cash and cash equivalents, end	$ -	$ 19,429

Supplementary cash flows information:
Tax paid	$ -	$ -
Interest paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Cannis, Inc. formerly known as Zartex, Inc. (“the Company”) was incorporated under the corporation laws in the State of Nevada on August 17, 2016. The Company changed its name from Zartex, Inc. to Cannis, Inc. on December 6, 2018. The Company was in the business of software development which seeks to deliver services for garment distribution industry. The main service was the IT product for garment retailers.

Effective November 14, 2018, a change of control occurred with respect to the Company. In connection with the change of control transaction, the Company has ceased its operations and became a “shell company.”

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute its business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. As the Company has no other comprehensive income, the income is equal to the Company’s total comprehensive income.

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended August 31, 2018.

Development Stage

The Company is a development stage entity as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.  All losses accumulated since inception had been considered as part of the Company's development stage activities.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

The Company had elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presented or disclosed inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Fair Values of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

·	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

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

Prior to the change of control that occurred on November 14, 2018, the Company’s revenue consisted of service revenue from “Match Me” software programming code with customization service. The Company recognized revenue when performance obligations identified under the terms of the contracts with its customers were satisfied, which generally occurs when the programming code of the software and the customization services were delivered to the customer when completed in accordance with the contractual terms and conditions of the sale.

Software Development Costs

Prior to the change of control that occurred on November 14, 2018, the Company’s cost of revenue consisted of costs incurred in researching and developing a computer software product.  Such costs were charged to expense until technological feasibility had been established for the product. Judgment was required in determining when technological feasibility of a product was established and the Company had determined that technological feasibility for its software products was reached after all high-risk development issues had been resolved through coding and testing. Generally, that occurred shortly before the products were available to the public for sale.

The “Match Me” software programming code was developed by the Company’s former sole officer and director, Aleksandr Zausaev. Software development and customization expenses included Mr. Zausaev’s labor cost.

Cost of Revenue

Cost of revenue included: software development costs and software customization costs. Capitalized software development costs were amortized over the estimated lives of the software.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s results of operations, financial position or cash flows.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $35,900 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

	November 30,	August 31,
	2018	2018
Computer and Equipment	$ -	$ 10,850
Total	-	10,850
Accumulated Depreciation	-	(2,646)
Net	$ -	$ 8,204

Depreciation expenses were $0 and $543 for the three months ended November 30, 2018 and 2017.

On November 14, 2018, the Company had a change of control. Property and equipment in the amounts of $8,204 have been written off and recorded for the three months ended November 30, 2018. See Note 7 - Change of Control.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	November 30,	August 31,
	2018	2018
Computer Software	$ -	$ 5,200
Total	-	5,200
Accumulated Amortization	-	(1,732)
Net	$ -	$ 3,468

Amortization expenses were $0 and $433 for the three months ended November 30, 2018 and 2017.

On November 14, 2018, the Company had a change of control. Intangible assets in in the balance of $3,468 have been written off and recorded for the three months ended November 30, 2018. See Note 7 - Change of Control.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the year period ended August 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

As of November 30, 2018, the Company had 6,340,000 shares issued and outstanding.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 7 – CHANGE OF CONTROL

Effective November 14, 2018, the Company, Mr. Aleksandr Zausaev (“Seller”) and Mr. Eu Boon Ching (“Buyer”) entered into a Security Purchase Agreement (SPA). Pursuant to the SPA, Buyer acquired from Seller 5,000,000 shares of common stock of the Company.

In addition, Mr. Ching acquired an additional 1,335,000 shares of common stock of the Company from certain other shareholders of the Company pursuant to a separate stock purchase agreement. The total number of shares of common stock acquired by Mr. Ching is 6,335,000, and all such shares now held by Mr. Ching are “restricted” and/or “control” securities. Mr. Ching is the Company’s sole officer and director.

Simultaneously, Mr. Zausaev forgave $35,236 of related party debt. The Company relinquished all its assets to settle all its liabilities during the change of control transaction. In connection with these transactions, the Company has ceased its prior operations and is now a “Shell company”.

NOTE 8 – RELATED PARTY LOANS

With respect to the change of control, Mr. Zausaev, resigned in all officer and director capacities from the Company and Mr. Ching was appointed the sole officer and sole director of the Company. Mr. Zausaev forgave $35,236 of related party debt owed to him.

In support of the Company’s cash requirements, Mr. Ching advanced $4,100 through CannisApp Sdn Bhd, a Malaysian company (“CannisApp”), to support the Company’s operations. Mr. Ching is the chief executive officer (CEO) of CannisApp. These amounts represented advances paid in satisfaction of liabilities. There was no formal written commitment for continued support by Mr. Ching or other minority shareholders. The advances were considered temporary in nature and have not been formalized by a promissory note. The outstanding payable owed to CannisApp was $4,100 as of November 30, 2018. The amount is non-interest bearing and due on demand without maturity date.

NOTE 9 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets. In addition, net operating losses (NOL) arising after December 31, 2017 can be carryforward indefinitely while limiting the NOL deduction for a given year to 80% of taxable income.

As of November 30, 2018, the Company had net operating loss carry forwards of $35,900 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 10 - SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that the following subsequent event require disclosure to the financial statements.

On December 6, 2018, the Company amended its Articles of Incorporation with the Nevada Secretary of State to change its name to Cannis, Inc.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

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

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

We were incorporated in the State of Nevada on August 17, 2016 under the name Zartex, Inc. On December 6, 2018, we changed our name to Cannis, Inc.  From inception until November 14, 2018, the Company’s principal business consisted of software development.

Effective November 14, 2018, a change of control occurred with respect to Zartex, Inc. (“Company”). Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. Aleksandr Zausaev (“Seller”) and Mr. Eu Boon Ching (“Buyer”), Buyer acquired from Seller 5,000,000 shares of common stock of Company. In addition, pursuant to a separate Stock Purchase Agreement by and among Mr. Ching, as buyer, and certain other shareholders of the Company, Mr. Ching acquired an additional 1,335,000 shares of common stock of the Company. The total number of shares of common stock acquired by Mr. Ching is 6,335,000, and all such shares now held by Mr. Ching are “restricted” and/or “control” securities.

On the closing of the above transaction, Mr. Zausaev, the then sole officer and director of the Company, resigned in all officer and director capacities from the Company and Mr. Ching was appointed the sole officer of the Company (Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer) and a sole Director of the Company. At closing, the Company assigned all of its assets to Mr. Zausaev in exchange for certain considerations including his cancellation and waiver of all outstanding liabilities of the Company in favor of the former sole officer and director.

Effective immediately at closing, the Company permanently ceased its previous operating activities of software development. Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

As mentioned above, on December 6, 2018, the Company amended its Articles of Incorporation with the Nevada Secretary of State to effect the name change of the Company to Cannis, Inc. (“Corporate Action”). On November 29, 2018, our majority stockholder, holding 99% of our outstanding voting securities approved the Corporate Action.

RESULTS OF OPERATIONS

THREE MONTHS PERIOD ENDED NOVEMBER 30, 2018 COMPARED TO THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2017

Revenues

During the three months ended November 30, 2018 and November 30, 2017, respectively, we did not have any revenue from operations.

Operating Expenses

During the three months ended November 30, 2018, we incurred general and administrative expenses of $21,458, compared to $7,796 in such expenses during the three months ended November 30, 2017, an increase of $13,662 from the prior year. The increase in general and administrative expenses is due to $11,672 in property and equipment and intangible assets write-off due to the change of control of the Company. Our loss from operations for the three months ended November 30, 2018 was $21,458 compared with $7,796 for the same period last year.

Other Income

During the three months ended November 30, 2018, we had a forgiveness of debt by the Company’s former sole officer and director and controlling shareholder in the amount of $35,236 in connection with the change of control which occurred on November 14, 2018. During the three months ended November 30, 2017, we did not have a similar forgiveness of related party debt.

Net Income/(Loss)

During the three months ended November 30, 2018 and November 30, 2017, respectively, we generated have a net income of $13,778 and a net loss of $7,796, for reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

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

As at November 30, 2018, our working capital deficit was $4,100 compared with a working capital deficit of $29,550 as at August 31, 2018. The decrease for the current period is due to the forgiveness of related party debt by the Company’s former sole officer, director and controlling shareholder. As a result, the Company has cash used in operating activities of $14,639 for the three months ended November 30, 2018 as compared to $5,120 for the same period in 2017.

.

During the three months period ending November 30, 2018, the Company received a loan from an affiliate of the Company’s current sole officer and director and controlling shareholder in the amount of $4,100 and repaid $6,900 to the Company’s former sole officer, director and controlling shareholder. As a result, the Company has cash used in financing activities of $2,800 for the three months ended November 30, 2018.

There were 6,340,000 shares of common stock issued and outstanding as of August 31, 2018 and November 30, 2018, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no assets, no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

OFF-BALANCE SHEET ARANGEMENTS

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

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018 Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in

SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNIS, INC.

Date: January 11, 2019	By:	/s/	Eu Boon Ching
		Name:	Eu Boon Ching
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)