Form 10-Q
period 2019-02-28
Cannis, Inc.
filed 2019-04-12
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-214122

CANNIS, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)

2750

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,000 common shares issued and outstanding as of April 9, 2019.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

Part 1.      Financial Information

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Balance Sheets

As of February 28, 2019 and August 31, 2018

Assets	As of February 28, 2019 (Unaudited)	As of August 31, 2018 (Audited)
Current assets
Cash and cash equivalents	$ -	$ 17,439
Total current assets	-	17,439

Non-current assets
Property and equipment, net	-	8,204
Intangible assets, net	-	3,468
Total non-current assets	-	11,672

Total Assets	$ -	$ 29,111

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Accounts payable	$ -	$ 14,610
Loan from related parties	13,700	32,379
Total current liabilities	13,700	46,989

Total Liabilities	$ 13,700	$ 46,989

Shareholders' Equity
Common stock ($0.001 par value, 75,000,000 shares authorized; 6,340,000 shares issued and outstanding)	$ 6,340	$ 6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated	(45,500)	(49,678)
Total shareholders' equity	(13,700)	(17,878)

Total Liabilities and Shareholders' Equity	$ -	$ 29,111

The accompanying notes are an integral part of these financial statements

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Operations and Comprehensive Income

For the three and six months ended February 28, 2019 and 2018

(Unaudited)

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018
Revenue	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expense	9,600	2,966	31,058	10,762
Total operating expenses	9,600	2,966	31,058	10,762

Loss from operations	(9,600)	(2,966)	(31,058)	(10,762)

Other income
Forgiveness of debt	-	-	35,236	-
Total other income	-	-	35,236	-

Operating income (loss) before income taxes	(9,600)	(2,966)	4,178	(10,762)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (9,600)	$ (2,966)	$ 4,178	$ (10,762)

Earnings (Loss) Per Share:
Basic and Diluted	$ (0.00)	$ (0.00)	$ 0.00	$ (0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,340,000	6,340,000	6,340,000	6,340,000

The accompanying notes are an integral part of these financial statements

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Changes in Stockholders’ Equity

As of February 28, 2019 and August 31, 2018

(Unaudited)

	Number of	Common	Additional Paid	Retained
	Shares	Stock	In Capital	Earnings	Total
Balance at September 1, 2017	6,340,000	$ 6,340	$ 25,460	$ (18,696)	$ 13,104
Net Loss	-	-	-	(30,982)	(30,982)
Balance at August 31, 2018	6,340,000	$ 6,340	$ 25,460	$ (49,678)	$ (17,878)
Net Income	-	-	-	4,178	4,178
Balance at February 28, 2019	6,340,000	$ 6,340	$ 25,460	$ (45,500)	$ (13,700)

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Cash Flows

For the six months ended February 28, 2019 and 2018

(Unaudited)

	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018
Cash flows from operating activities
Net Income (Loss)	$ 4,178	$ (10,762)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	-	1,952
Write-off of fixed assets	11,672	-
Forgiveness of debt	(35,236)	-
Changes in operating assets and liabilities:
Accounts payable	(4,853)	1,700
Net cash used in operating activities	(24,239)	(7,110)

Cash flows from financing activities
Proceeds of related party loans	13,700	-
Repayment of related party loans	(6,900)	-
Net cash provided by financing activities	6,800	-

Net change in cash and cash equivalents	(17,439)	(7,110)

Cash and cash equivalents, beginning	17,439	24,549

Cash and cash equivalents, end	$ -	$ 17,439

Supplementary cash flows information:
Tax paid	$ -	$ -
Interest paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Cash Flows

For the six months ended February 28, 2019 and 2018

(Unaudited)

Cannis, Inc.

(F/K/A Zartex, Inc)

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Cannis, Inc. formerly Zartex, Inc. (“the Company”) was incorporated under the corporation laws in the State of Nevada on August 17, 2016. The Company changed its name from Zartex, Inc. to Cannis, Inc. on December 6, 2018. The Company was in the business of software development which sought to deliver services for the garment distribution industry.

Effective November 14, 2018, a change of control occurred with respect to the Company. In connection with the change of control transaction, the Company has ceased its operations, transferred its assets and became a “shell company”.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings or loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings or loss per share excludes all potential common shares if their effect is anti-dilutive.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $45,500 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

	February 28, 2019	August 31, 2018
Computer and Equipment	$ -	$ 10,850
Total	-	10,850
Accumulated Depreciation	-	(2,646)
Net	$ -	$ 8,204

Depreciation expenses were $0 and $1,086 for the six months ended February 28, 2019 and 2018.

On November 14, 2018, the Company had a change of control. Property and equipment in the amounts of $8,204 were transferred to the former sole officer of the Company for the six months ended February 28, 2019. Refer to Note 7 - Change of Control.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	February 28, 2019	August 31, 2018
Computer Software	$ -	$ 5,200
Total	-	5,200
Accumulated Amortization	-	(1,732)
Net	$ -	$ 3,468

Amortization expenses were $0 and $866 for the six months ended February 28, 2019 and 2018.

On November 14, 2018, the Company had a change of control. Intangible assets in the balance of $3,468 have been written off and recorded for the six months ended February 28, 2019. Refer to Note 7 - Change of Control.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the year period ended August 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

As of February 28, 2019, the Company had 6,340,000 shares issued and outstanding.

NOTE 7 – CHANGE OF CONTROL

Effective November 14, 2018, the Company, Mr. Aleksandr Zausaev (“Seller”) and Mr. Eu Boon Ching (“Buyer”) entered into a Security Purchase Agreement (“SPA”). Pursuant to the SPA, Buyer acquired from Seller 5,000,000 shares of common stock of the Company.

In addition, Mr. Ching acquired an additional 1,335,000 shares of common stock of the Company from certain other shareholders of the Company pursuant to a separate stock purchase agreement. The total number of shares of common stock acquired by Mr. Ching is 6,335,000, and all such shares now held by Mr. Ching are “restricted” and/or “control” securities.

Simultaneously, Mr. Zausaev forgave $35,236 of related party debt. The Company relinquished all its assets to settle all its liabilities during the change of control transaction. In connection with these transactions, the Company has ceased its prior operations and is now a “shell company.”

NOTE 8 – RELATED PARTY LOANS

With respect to the change of control, Mr. Zausaev, resigned in all officer and director capacities from the Company and Mr. Ching was appointed the sole officer and sole director of the Company. Mr. Zausaev forgave $35,236 of related party debt owed to him.

In support of the Company’s cash requirements, CannisApp Sdn Bhd, an entity which Mr. Ching, the Company’s officer and director, is a majority owner, advanced $13,700 to support the Company’s operations. There was no formal written commitment for continued support by Mr. Ching. The advances were considered temporary in nature and have not been formalized by a promissory note. The outstanding payable owed to CannisApp Sdn Bhd was $13,700 as of February 28, 2019. The amount is non-interest bearing and due on demand without maturity date.

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

As of February 28, 2019, the Company had net operating loss carry forwards of $45,500 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 10 - SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to February 28, 2019 but prior to April 9, 2019, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment in the financial statements.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS PERIODS ENDED FEBRUARY 28, 2019 COMPARED TO THE THREE AND SIX MONTHS PERIODS ENDED FEBRUARY 28, 2018

Revenues

During the three and six months ended February 28, 2019 and 2018, respectively, we did not have any revenue from operations.

Operating Expenses

During the three months ended February 28, 2019, we incurred general and administrative expenses of $9,600 as compared to $2,966 for the three months ended February 28, 2018.

During the six months ended February 28, 2019, we incurred general and administrative expenses of $31,058 compared to $10,762 for the six months ended February 28, 2018.

The increase in general and administrative expenses was due to $11,672 in property and equipment write-off for the control change during the six months ended February 28, 2019. General and administrative expenses mainly consist legal, accounting and other professional fees.

Our loss from operations for the three months ended February 28, 2019 and 2018 were $9,600 and $2,966, respectively, while net loss from operations for the six months ended February 28, 2019 and 2018 were $31,058 and $10,762, respectively.

Other Income

During the six months ended February 28, 2019, we had a forgiveness of debt by the Company’s former sole officer and director and controlling shareholder in the amount of $35,236 in connection with the change of control, which occurred on November 14, 2018. We did not have a similar forgiveness of related party debt for any other period.

Net Income/(Loss)

For the three months ended February 28, 2019, we had a net loss of $9,600 as compared to $2,966 for the same respective period last year.

For the six months ended February 28, 2019, we had a net income of $4,178 as compared to a net loss of $10,762 for the same respective period last year.

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

As at February 28, 2019, our working capital deficit was $13,700 as compared with a working capital deficit of $29,550 as at August 31, 2018. The decrease for the current period is due to the forgiveness of related party debt by the Company’s former sole officer, director and controlling shareholder.

As at February 28, 2019, we had related party loans of $13,700, as compared with $32,379 as at August 31, 2018.

Cash and cash equivalents at February 28, 2019 was $0 compared with $17,439 at August 31, 2018.

There were 6,340,000 shares of common stock issued and outstanding as of February 28, 2019 and August 31, 2018, respectively.

The Company has generated net cash used in operating activities of $24,239 for the six months ended February 28, 2019 which resulted from related party debt forgiven of $35,236 due to change of control

The Company has generated net cash provided by financing activities of $6,800 for the six months ended February 28, 2019 as the Company received proceeds from related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the six months period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 12, 2019

Cannis Inc.

/s/ Eu Boon Ching

Eu Boon Ching

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)