Form 10-Q
period 2019-05-31
Cannis, Inc.
filed 2019-07-15
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:   333-214122

CANNIS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (NV)	98-1322537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20, Jalan 51A/225A, Section 51A

Zone Perindustrian PTJC,

46100 Petaling Jaya,

Selangor, Malaysia

(Address of principal executive offices)

Level 9, Melilea Tower, No. 6, Avenue 3

The Horizon, Bangsar South, No. 8, Jalan Kerinchi

59200, Kuala Lumpur, Malaysia

(Former Address if changed from last report)

+603 2242 0484
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated Filer   ☐ Smaller reporting company ☒

 Emerging growth company ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X  ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X  ] No [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,340,000 common shares issued and outstanding as of July 10, 2019.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION Cannis, Inc.

(F/K/A: Zartex, Inc.)

Balance Sheets

As of May 31, 2019 and August 31, 2018

	As of May 31, 2019	As of August 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$ -	$ 17,439
Total current assets	-	17,439

Non-current assets
Property and equipment, net	-	8,204
Intangible assets, net	-	3,468
Total non-current assets	-	11,672

Total Assets	$ -	$ 29,111

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities
Accounts payable	$ -	$ 14,610
Loan from related parties	22,550	32,379
Total current liabilities	22,550	46,989

Total Liabilities	$ 22,550	$ 46,989

Shareholders' Equity
Class A Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock ($0.001 par value, 1,500,000,000shares authorized; 6,340,000 shares issued and outstanding)	$ 6,340	$ 6,340
Additional paid-in-capital	25,460	25,460
Deficit accumulated	(54,350)	(49,678)
Total shareholders' equity	(22,550)	(17,878)
Total Liabilities and Shareholders' Equity	$ -	$ 29,111

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Operations and Comprehensive Income

For the three and nine months ended May 31, 2019 and 2018

(Unaudited)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018
Revenue
Revenue	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expense	8,850	13,311	39,908	24,073
Total operating expenses	8,850	13,311	39,908	24,073

Loss from operations	(8,850)	(13,311)	(39,908)	(24,073)

Other income
Forgiveness of debt	-	-	35,236	-
Total other income	-	-	35,236	-

Operating loss before income taxes	(8,850)	(13,311)	(4,672)	(24,073)

Provision for income taxes	-	-	-	-

Net loss	$ (8,850)	$ (13,311)	$ (4,672)	$ (24,073)

Loss Per Share:
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding:Basic and Diluted	6,340,000	6,340,000	6,340,000	6,340,000

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Changes in Stockholders’ Equity

For the year ended May 31, 2019 and nine months ended August 31, 2018

(Unaudited)

	Number of	Class A	Common	Additional Paid	Retained
	Shares	Preferred Stock	Stock	In Capital	Earnings	Total
Balance at September 1, 2017	6,340,000	$ -	$ 6,340	$ 25,460	$ (18,696)	$ 13,104
Net loss	-	-	-	-	(30,982)	(30,982)
Balance at August 31, 2018	6,340,000	$ -	$ 6,340	$ 25,460	$ (49,678)	$ (17,878)
Net loss	-	-	-	-	(4,672)	(4,672)
Balance at May 31, 2019	6,340,000	$ -	$ 6,340	$ 25,460	$ (54,350)	$ (22,550)

The accompanying notes are an integral part of these financial statements.

Cannis, Inc.

(F/K/A: Zartex, Inc.)

Statements of Cash Flows

For the nine months ended May 31, 2019 and 2018

(Unaudited)

	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018
Cash flows from operating activities
Net Loss	$ (4,672)	$ (24,073)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	-	2,928
Write-off of fixed assets	11,672	-
Forgiveness of debt	(35,236)	-
Changes in operating assets and liabilities:
Accounts payable	(4,853)	1,997
Net cash used in operating activities	(33,089)	(19,148)

Cash flows from financing activities
Proceeds of related party loans	22,550	12,038
Repayment of related party loans	(6,900)	-
Net cash provided by financing activities	15,650	12,038

Net change in cash and cash equivalents	(17,439)	(7,110)

Cash and cash equivalents, beginning	17,439	24,549

Cash and cash equivalents, end	$ -	$ 17,439

Supplementary cash flows information:
Tax paid	$ -	$ -
Interest paid	$ -	$ -

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $54,350 since inception. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

	May 31, 2019	August 31, 2018
Computer and Equipment	$ -	$ 10,850
Total	-	10,850
Accumulated Depreciation	-	(2,646)
Net	$ -	$ 8,204

Depreciation expenses were $0 and $2,103 for the nine months ended May 31, 2019 and 2018.

On November 14, 2018, the Company had a change of control. Property and equipment in the amounts of $8,204 were transferred to the former sole officer of the Company for the nine months ended May 31, 2019. Refer to Note 7 - Change of Control.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	May 31, 2019	August 31, 2018
Computer Software	$ -	$ 5,200
Total	-	5,200
Accumulated Amortization	-	(1,732)
Net	$ -	$ 3,468

Amortization expenses were $0 and $1,299 for the nine months ended May 31, 2019 and 2018.

On November 14, 2018, the Company had a change of control. Intangible assets in the balance of $3,468 have been written off and recorded for the nine months ended May 31, 2019. Refer to Note 7 - Change of Control.

NOTE 6 – CAPITAL STOCK

The Company has 1,500,000,000 shares of common stock authorized with a par value of $0.001 per share, and 10,000,000 shares of Class A preferred stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 5,000,000 shares of common stock at $0.001 per share for a proceed of $5,000.

For the year period ended August 31, 2017, the Company issued 1,340,000 shares of common stock at $0.02 per share for a proceed of $26,800.

On April 24, 2019, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of its common stock, $0.001 par value, from 75,000,000 to 1,500,000,000 shares, and created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent.

As of May 31, 2019, the Company had 6,340,000 shares of common stock issued and outstanding.

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

In support of the Company’s cash requirements, CannisApp Sdn Bhd, an entity which Mr. Ching, the Company’s officer and director, is a majority owner, advanced $22,550 to support the Company’s operations. There was no formal written commitment for continued support by Mr. Ching. The advances were considered temporary in nature and have not been formalized by a promissory note. The outstanding payable owed to CannisApp Sdn Bhd was $22,550 as of May 31, 2019. The amount is non-interest bearing and due on demand without maturity date.

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

As of May 31, 2019, the Company had net operating loss carry forwards of $54,350 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 10 - SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to May 31, 2019 but prior to July 10, 2019, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As mentioned above, on December 6, 2018, the Company amended its Articles of Incorporation with the Nevada Secretary of State to affect the name change of the Company to Cannis, Inc. (“Corporate Action”). On November 29, 2018, our majority stockholder, holding 99% of our outstanding voting securities approved the Corporate Action.

On April 24, 2019, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which increased the authorized shares of its common stock, $0.001 par value, from 75,000,000 to 1,500,000,000 shares, and created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent.

RESULTS OF OPERATIONS

THREE MONTHS PERIOD ENDED MAY 31, 2019 COMPARED TO THREE MONTHS PERIOD ENDED MAY 31, 2018

Revenues

During the three months ended May 31, 2019 and 2018, respectively, we did not have any revenue from operations.

Operating Expenses

During the three months ended May 31, 2019, we incurred general and administrative expenses of $8,850 as compared to $13,311 for the three months ended May 31, 2018.

Our loss from operations for the three months ended May 31, 2019 and 2018 were $8,850 and $13,311, respectively.

Net Loss

For the three months ended May 31, 2019, we had a net loss of $8,850 as compared to $13,311 for the same respective period last year.

NINE MONTHS PERIOD ENDED MAY 31, 2019 COMPARED TO NINE MONTHS PERIOD ENDED MAY 31, 2018

Revenues

During the nine months ended May 31, 2019 and 2018, respectively, we did not have any revenue from operations.

Operating Expenses

During the nine months ended May 31, 2019, we incurred general and administrative expenses of $39,908 compared to $24,073 for the nine months ended May 31, 2018.

The increase in general and administrative expenses were due to increase in professional fees and $11,672 in property and equipment write-off for the control change during the nine months ended May 31, 2019. General and administrative expenses mainly consist legal, accounting and other professional fees.

Our loss from operations for the nine months ended May 31, 2019 and 2018 were $39,908 and $24,073, respectively.

Other Income

During the nine months ended May 31, 2019, we had a forgiveness of debt by the Company’s former sole officer and director and controlling shareholder in the amount of $35,236 in connection with the change of control, which occurred on November 14, 2018. We did not have a similar forgiveness of related party debt for any other period.

Net Loss

For the nine months ended May 31, 2019, we had a net loss of $4,672 as compared to a net loss of $24,073 for the same respective period last year.

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

As at May 31, 2019, our working capital deficit was $22,550 as compared with a working capital deficit of $29,550 as at August 31, 2018. The decrease for the current period is due to the forgiveness of related party debt by the Company’s former sole officer, director and controlling shareholder.

As at May 31, 2019, we had related party loans of $22,550, as compared with $32,379 as at August 31, 2018.

Cash and cash equivalents at May 31, 2019 was $0 compared with $17,439 at August 31, 2018.

There were 6,340,000 shares of common stock issued and outstanding as of May 31, 2019 and August 31, 2018, respectively.

The Company has net cash used in operating activities of $33,089 for the nine months ended May 31, 2019 which resulted from related party debt forgiven of $35,236 due to change of control.

The Company has generated net cash provided by financing activities of $15,650 for the nine months ended May 31, 2019 as the Company received net proceeds from related party advances.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 10, 2019

Cannis Inc.

/s/ Eu Boon Ching

Eu Boon Ching

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)