Form 10-Q
period 2019-11-30
Cannis, Inc.
filed 2020-02-04
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-214122

CANNIS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

Level 11-2, Tower 4, Puchong Financial Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri 47100 Purchhong, Selangor, Malaysia (Address of principal executive offices)

+603 8600 0313
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,488,932,800 shares of common stock, $0.0001 par value, issued and outstanding as of February 3, 2020.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Cannis, Inc. and Subsidiaries
Consolidated Balance Sheets
Unaudited

	November 30,	August 31,
	2019	2019

ASSETS
Current assets
Cash and cash equivalents	$106,013	$118,128
Inventories	24,322	18,476
Due from related parties	29,153	24,530
Prepayment and other current assets, net	72,776	97,044
Total current assets	232,264	258,178

Non-current assets
Property, plant and equipment, net	193,095	731,539
Operating lease right of use asset, net	41,638	283,084
Deposits	10,830	42,261
Total non-current assets	245,563	1,056,884
Total Assets	$477,827	$1,315,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Operating lease liabilities - current	10,873	10,671
Accounts payable and accrued liabilities	$1,998,484	$1,983,745
Customer deposit	674	165,749
Due to related parties	3,774,148	3,388,039
Other payables	54,407	64,916
Total current liabilities	5,838,586	5,613,120
Non-current liabilities
Operating lease liabilities - noncurrent	30,765	272,413
Total liabilities	5,869,351	5,885,533

Shareholders’ equity
Class A Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 8,500,000 shares issued and outstanding as of November 30, 2019 and August 31, 2019)	8,500	8,500
Common Stock ($0.001 par value, 1,500,000,000 shares authorized; 1.488,832,800 shares issued and outstanding as of November 30, 2019 and August 31, 2019)	1,488,833	1,488,833
Additional paid-in capital	(1,289,533)	(1,289,533)
Accumulated deficit	(5,716,280)	(4,954,178)
Accumulated other comprehensive income	116,956	175,907
Total shareholders’ equity	(5,391,524)	(4,570,471)
Total Liabilities and Shareholders’ Equity	$477,827	$1,315,062
	-	-

The accompanying notes are an integral part of these financial statements.

Cannis, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
Unaudited

	For the Three Months Ended November 30,
	2019	2018

Net revenues	$370,567	$310,081
Cost of revenues	263,968	259,871
Gross margin	106,599	50,210
Operating expenses:
Selling, General and administrative	868,713	480,188
Total operating expenses	868,713	480,188

Loss from operations	(762,114)	(429,978)

Other income/(loss)
Gain from extinguishment of related party debt	-	35,236
Other income	12	465
Total other income(loss)	12	35,701

Operating loss before income taxes	(762,102)	(394,277)

Provision for income taxes	-	-

Net loss	(762,102)	(394,277)

Other comprehensive income (loss)
Net loss	(762,102)	(394,277)
Foreign currency translation adjustment	(58,951)	24,073
Total comprehensive income	$(821,053)	$(370,204)

Loss per share
Basic and Diluted	$0.00	$0.00
Weighted average shares outstanding
Basic and Diluted	1,488,832,800	1,488,832,800

The accompanying notes are an integral part of these financial statements.

Cannis, Inc. and Subsidiaries

Statements of Changes in Stockholders’ Equity

Unaudited

	No. of Class A Preferred Stock	Class A Preferred Stock	No. of Common Shares	Ordinary Shares	Additional Paid In Capital	Accumulated Deficit	Accumulated other Comprehensive Income	Total

Balance at August 31, 2018	8,500,000	$8,500	1,488,832,800	$1,488,833	$(1,465,533)	$(1,341,636)	$21,876	$(1,287,960)
Conversion of related party debt into ordinary shares				179,169				179,169
Issue of Common Shares to new shareholders				(179,169)	176,000			(3,169)
Net Loss						(3,612,542)		(3,612,542)
Foreign Currency Translation Adjustment							154,031	154,031
Balance at August 31, 2019	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(4,954,178)	175,907	(4,570,471)
Net Loss						(762,102)		(762,102)
Foreign Currency Translation Adjustment							(58,951)	(58,951)
Balance at November 30, 2019	8,500,000	$8,500	1,488,832,800	$1,488,833	$(1,289,533)	$(5,716,280)	$116,956	$(5,391,524)

The accompanying notes are an integral part of these financial statements.

Cannis, Inc. and Subsidiaries
Consolidated statements of cashflows
Unaudited

	For the Three Months Ended November 30,
	2019	2018
Cash flows from operating activities
Net Loss	$(762,102)	$(394,277)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	10,724	6,391
Extinguishment of related party debt	-	(35,236)
Fixed asset written-off	537,484	11,672
Changes in assets and liabilities:
Accounts receivable	-	(2,019)
Inventories	(5,606)	(12,220)
Prepaid expenses	23,832	(32,188)
Deposit	31,995	(6,731)
Other receivables	1,275	-
Other receivables - related party	(3,867)	8,325
Accounts payable	(10,540)	(162,723)
Customer deposits	(167,304)	-
Accrued Liabilities		21,454
Other payables	(11,360)
Net cash used in operating activities	$(355,469)	$(597,552)

Cash flows from investing activities
Disposal (Acquisition) of fixed assets	-	(26,946)
Acquisition of intangible assets	-	(88,222)
Net cash used in investing activities	$-	$(115,168)

Cash flows from financing activities
Proceeds from related parties	342,050	1,235,045
Net cash provided by financing activities	$342,050	$1,235,045

Net increase in cash, and cash equivalents	(13,419)	522,325

Effect on changes in foreign exchange rate	1,304	(2,641)
Cash, and cash equivalents, beginning of period	118,128	17,439

Cash, and cash equivalents, end of period	$106,013	$537,123
	-	-
Supplementary non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	$-	$292,728

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Cannis, Inc. (“Cannis”), formerly Zartex, Inc. was incorporated under the laws of the State of Nevada on August 17, 2016.

Effective November 14, 2018, a change of control occurred with respect to Cannis, Inc. where Mr. Eu Boon Ching acquired 99.9% of Cannis’s issued and outstanding common stock from former shareholders of Cannis. Simultaneously, Cannis ceased its operations, transferred its assets and became a “shell company.” Mr. Ching also became sole officer and director of Cannis following the change of control.

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

On April 24, 2019, the Company (i) increased the authorized shares of its common stock, $0.001 par value, from 75,000,000 to 1,500,000,000 shares, and (ii) created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent. Apart from the voting rights stated in the preceding sentence, the Class A Preferred Stock shall have no other rights, privileges or preferences.

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended August 31, 2019.

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

Exchange rate used for the translation as follows:

US$ to MYR

	Period End	Average
August 31, 2019	4.2318	4.0891
November 30, 2019	4.1773	4.1756

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

Bad debt expenses were $nil and $nil for the three months ended November 30, 2019 and 2018, respectively.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $0 and $208,868 for advertising and promotions expenses for the three months ended November 30, 2019 and 2018, respectively.

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

The Company did not record any research and development expenses for the three months ended November 30, 2019 and 2018.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

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

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019 using the modified retrospective method of adoption. The transition method expedient which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of this ASU resulted in the recording of additional lease assets and liabilities $41,638 and $41,638 with no effect to opening balance of retained earnings as the Company did not have any leases prior to the adoption of this ASU.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.The Company has not yet established an ongoing source of cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $5,716,280 as of November 30, 2019. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

As of November 30, 2019
		Accumulated
Category	Cost	Depreciation	Net
Computer & Electronics	$31,037	$5,121	$25,916
Furniture & Fixture	177,974	17,845	160,129
Office Equipment	6,397	621	5,776
Leasehold Improvement	1,294	20	1,274
	$216,702	$23,607	$193,095

As of August 31, 2019
		Accumulated
Category	Cost	Depreciation	Net
Computer & Electronics	$30,637	$3,802	$26,835
Furniture & Fixture	268,587	21,444	247,143
Equipment	111,995	1,785	110,210
Leasehold Improvement	353,341	5,990	347,351
	$764,560	$33,021	$731,539

Depreciation expense was $10,724 and $6,391 for the three months ended November 30, 2019 and 2018, respectively.

Fixed asset written-off was $537,484 and $11,672 for the three months ended November 30, 2019 and 2018, respectively.

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

Related Party Receivable

As of November 30, 2019, total balance due from related party was $29,153, and the balances due from Cannis Group Indonesia and Mr. Mohd Mustaqim bin Abdullah were $28,716 and $437 respectively.

During the three months ended November 30, 2019, Cannis Group Indonesia borrowed $4,305 from the Company and repaid $0.

As of August 31, 2019, total balance due from related party was $24,530, and the balances due from Cannis Group Indonesia and Mr. Mohd Mustaqim bin Abdullah were $24,098 and $432 respectively.

Related Party Payable

For the three months ended November 30, 2019, Mr.Ching Eu Boon advanced $383,287 to the Company as working capital for its operation and received $34,220 from the Company.

As of November 30, 2019, the balance due to Mr.Ching Eu Boon was $3,774,148.

As of August 31, 2019, the outstanding balance due to Mr. Ching was $3,381,115, and the outstanding balance due to World Speed Notion Sdn Bhd was $6,924.

Ms Lim Mei Fong leased the employee accommodation to the Company from April 25,2019 to April 24, 2021, with monthly rent of $770. The total rent expense for the three months ended November 30, 2019 was $2,310 and the rent deposit was $nil as of November 30, 2019.

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

Operating lease expenses were $27,507 and $17,294 for the three months ended November 30, 2019 and 2018.

The undiscounted future minimum lease payment schedule as follows:

For the three months ended November 30, 2019,
2020	80,729
2021	11,627
2022	-
Thereafter	-
Total	$92,236

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

As of November 30, 2019, the Company has 1,488,832,800 shares of common shares issued and outstanding, and 8,500,000 shares of Class A Preferred Stock issued and outstanding.

NOTE 8 – INCOME TAX

United States of America

Cannis, Inc. is incoporated in the State of Nevada and is subject to Nevada state and US Federal tax laws. Cannis Inc. has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	November 30, 2019	August 31, 2019
Deferred tax asset	$	$
Net operating losses carry forwards	29,549	27,545
Valuation allowance	(29,549)	(27,545)
Deferred tax asset, net	$-	$-

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

For the three months ended November 30, 2019 and 2018, Cannisapp Sdn Bhd did not record income tax expenses because it reported operating losses.

The components of deferred tax assets and liabilities as follows:

	November 30,	August 31,
	2019	2019
Deferred tax asset
Capital allowance	19,991	15,971
Net operating loss carryover	240,037	191,427
Valuation allowance	(260,028)	(207,398)
Deferred tax assets, net	$-	$-

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

	Three Months Ended November 30,	Three Months Ended November 30,
	2019	2018
Sales Revenues
Online commerce and services	$-	$-
Offline sales distribution	370,567	310,081
Total sales revenues	$370,567	$310,081

Income (loss) from operations
Online commerce and services	$	$
Offline sales distribution	(762,114)	(429,978)
Total income (loss) from operations	$(762,114)	$(429,978)

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

The concentration on products sales revenues is as follows:

	Three months ended November 30, 2019		Three months ended November 30, 2018
	Amount	%	Amount	%
Product A	$131,932	36%	$290,873	94%
Product B	55,648	15%	13,508	4%
Total	$187,580	51%	$304,381	98%

The concentration on suppliers’ purchases is as follows:

	Three months ended November 30, 2019		Three months ended November 30, 2018
	Amount	%	Amount	%
Supplier A	$191,128	55%	$-
Supplier B	76,621	22%	57,148	12%
Supplier C		N/A
Supplier D	$-	N/A	$66,893	14%
Supplier E		N/A	140,394	29%

Total	$267,749	77%	$264,435	55%

The concentration on customers’ sales revenues is as follows:

	Three months ended November 30, 2019		Three months ended November 30, 2018
	Amount	%	Amount	%
Customer A	$35,958	10%	$-	N/A
Customer B	52,251	14%		N/A
Customer C			288,481	93%
	$88,208	24%	$288,481	93%

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to November 30, 2019 but prior to January 21, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Acquisition of Cannisapp

On August 5, 2019 (the “Closing Date”), we closed a share exchange under a Share Exchange Agreement (the “Stock Exchange Agreement”), with Cannisapp. Sdn. Bhd, a Malaysian company (“Cannisapp”) and Mr. Ching, its sole stockholder, who is our majority shareholder and officer and director. Mr. Ching held 100% of the issued and outstanding stock of Cannisapp. Pursuant to the Stock Exchange Agreement and upon the closing of the Share Exchange, in exchange for all of the issued and outstanding capital stock of Cannisapp, we issued to Mr. Ching an aggregate amount of 1,482,492,800 shares of our common stock and 8,500,000 shares of Class A Preferred Stock, $0.001 par value, which has 100 for 1 voting rights per share. As a result of the Share Exchange, Mr. Ching remains the controlling shareholder of the Company, owning a total of 99.99% of our outstanding common stock and 100% of our outstanding Class A Preferred Stock. The Share Exchange was accounted for under the business combination under common control of accounting. As a result of the Share Exchange, we ceased to be a “shell company.”

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

Our offices are located at Level 11-2, Tower 4, Puchong Financial Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri,47100 Purchhong, Selangor, Malaysia and our website is www.cannis.app.

On April 24, 2019, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State which (i) increased the authorized shares of its common stock, $0.001 par value, from 75,000,000 to 1,500,000,000 shares, and (ii) created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent. Apart from the voting rights stated in the preceding sentence, the Class A Preferred Stock shall have no other rights, privileges or preferences.

Translation of amounts from the local currency of Cannisapp (Malaysian Ringett “MYR”) into US$1 has been made at the following exchange rates for the respective years:

	As of and for quarter ended November 30,	As of and for quarter ended November 30,
	2019	2018
Period-end MYR: US$1 exchange rate	4.1773	4.1802
Period average MYR: US$1 exchange rate	4.1756	4.1597

RESULTS OF OPERATIONS

THREE MONTHS PERIOD ENDED NOVEMBER 30, 2019 COMPARED TO THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2018

The following table sets forth key components of the Company’s results of operations for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The discussion following the table addresses these results.

	For the Three Months Ended November 30,
	2019	2018

Net revenues	$370,567	$310,081
Cost of revenues	263,968	259,871
Gross margin	106,599	50,210
Operating expenses:
Selling expenses	191	208,868
General and administrative	868,522	271,320
Total operating expenses	868,713	480,188

Loss from operations	(762,114)	(429,978)

Other income/(loss)
Other income	12	35,701
Total other income(loss)	12	35,701

Operating loss before income taxes	(762,102)	(394,277)

Provision for income taxes	-	-

Net loss	(762,102)	(394,277)

Other comprehensive income (loss)
Net loss	(762,102)	(394,277)
Foreign currency translation adjustment	(58,951)	24,073
Total comprehensive income	$(821,053)	$(370,204)

Revenues. During the three months ended November 30, 2019, we had revenue of $370,567, which were derived entirely from offline sales of nutritional supplements. For the same period last year, we had revenues of $310,081 also from sales of nutritional supplements. We act as a distributor for two different manufacturers and we began selling these supplements in September 2018. The increase in revenues for the current quarterly period is due to product expansion into new markets coupled with the impact of the Christmas season.

We began developing our proprietary mobile applications in June 2018. We have not generated revenues from these applications for the quarters ended November 30, 2019 and 2018. We intend to integrate our offline sales with our mobile applications platform as part of our marketing strategy. We expect to generate sale of our mobile applications beginning in November 2020.

Cost of Revenue. For the three months ended November 30, 2019, we had cost of revenue of $263,968 compared with $259,871 in cost of revenue for the same period last year. The slight increase for the current period correlates to the increase in sales for the same period. Cost of revenue represents our costs for the nutritional supplements sold.

Operating expenses. Operating expenses consist of selling, general and administrative expenses, and research and development expense.

For the quarter ended November 30, 2019, we had selling, general and administrative expenses of $868,713 compared with selling, general and administrative expenses of $480,188 for the quarter ended November 30, 2018, representing an 81% increase from the prior period.

Selling expenses include marketing and advertising costs related to the operations and development of Cannisapp. These expenses were $191 and $208,868 for the quarters ended November 30, 2019 and 2018, respectively. The significant decrease for the current period was due to a reduction of our the advertising expenditures for the current period. During the current quarter, we ceased our advertising for all of the business.

General and administrative expenses mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. These expenses were $868,522 and $271,320 for the quarter ended November 30, 2019 and 2018, respectively, representing an increase of $597,202. The significant increase for the current period was due to the fixed assets written-off of $537,484 for the three months ended November 30, 2019.

We did not incur any research and development expenses for three months ended November 30, 2019 and 2018.

Loss from Operations. For the quarter ended November 30, 2019, we had loss from operations of $762,114 compared with loss from operations of $429,978 for the quarter ended November 30, 2018 for the reasons discussed above.

Total Comprehensive Loss. For the quarter ended November 30, 2019, we had loss from foreign currency translation adjustment in the amount of $58,952 which resulted in a comprehensive loss of $821,053 for the 2019 quarterly period. For the quarter ended November 30, 2018, we had gain from foreign currency translation adjustment in the amount of $24,073 which resulted in a comprehensive loss of $370,204 for the 2018 quarterly period. Foreign currency translation adjustments reflects the fluctuations in the two currencies (USD and MYR).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of November 30, 2019, the Company had working capital deficit of $5,606,322, compared to a working capital deficit of $5,354,942 as of August 31, 2019. The increase in working capital deficit is a result of a slight increase in accounts payable and a slight increase in related party payables as of November 30, 2019.

Cash Flows.

The following is a summary of the Company’s cash flows from operating, investing and financing activities for the quarter ended November 30, 2019 and 2018, respectively:

	Quarter ended November 30, 2019	Quarter ended November 30, 2018
Net cash used in operating activities	$(355,470)	$(597,552)
Net cash used in investing activities	-	(115,168)
Net cash provided by financing activities	342,050	1,235,045
Net change in cash and cash equivalents	$(13,420)	$522,325

Operating Activities. Net cash used in operating activities was $355,470 for the quarter ended November 30, 2019 consisting mainly of a net loss of $762,102 fixed asset written-off of $537,484, and customer deposits of $167,304. This compares with net cash used in operating activities of $597,552 for the quarter ended November 30, 2018 consisting mainly of a net loss of $394,277 and accounts payable of $162,723. The increase was primarily the result of the significant increase in operating expenses of Cannisapp, partly offset by the increase in account payable.

Investing Activities. Net cash used in investing activities was $nil for the quarter ended November 30, 2019, compared to net cash from investing activities of $115,168 for ended quarter ended November 30, 2018. Net cash used in investing activities solely reflect purchase or disposal of fixed assets and intangible assets, such as computer, office equipment and leasehold improvement.

Financing Activities. Net cash provided by financing activities was $342,050 for the quarter ended November 30, 2019 compared to $1,235,045 for the quarter ended November 30, 2018. All of the cash inflow was advances from our related party. We continue to rely on advances from our majority shareholder to fund our operations.

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our monthly expenses are estimated to be $95,500 per month. The estimated monthly allocations are as follows:

-	office rental at $8,000
-	employee accommodations at $2,500
-	salaries at $40,000
-	other overheads, including legal and professional fees, travel expenses, maintenance and marketing cost at $45,000

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover the operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $5,716,280 as of November 30, 2019. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNIS, INC.

Date: February 3, 2020	By:	/s/ Eu Boon Ching
	Name:	Eu Boon Ching
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2020	By:	/s/ XiaoJia Huang
	Name:	XiaoJia Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

