Form 10-Q
period 2020-02-29
Cannis, Inc.
filed 2020-07-09
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,488,932,800 shares of common stock, $0.0001 par value, issued and outstanding as of June 25, 2020.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Cannis, Inc. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	February 29,	August 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$30,897	$118,128
Inventories	22,112	18,476
Due from related parties	29,563	24,530
Prepayment and other current assets, net	48,471	97,044
Total current assets	131,043	258,178

Non-current assets
Property, plant and equipment, net	185,345	731,539
Intangible assets, net	16,021	-
Operating lease right of use asset, net	-	283,084
Deposits and other assets	3,829	42,261
Total non-current assets	205,195	1,056,884
Total Assets	$336,238	$1,315,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued liabilities	$1,941,810	$1,983,745
Operating lease liabilities - current	-	10,671
Customer deposit	668	165,749
Due to related parties	3,814,614	3,388,039
Other payables	78,792	64,916
Total current liabilities	5,835,884	5,613,120
Non-current liabilities
Operating lease liabilities - noncurrent	-	272,413
Total liabilities	5,835,884	5,885,533

Shareholders’ equity
Class A Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 8,500,000 shares issued and outstanding as of February 29, 2020 and August 31,2019)	8,500	8,500
Ordinary shares ($0.001 par value, 1,500,000,000 shares authorized; 1.488,832,800 shares issued and outstanding as of February 29, 2020 and August 31, 2019)	1,488,833	1,488,833
Additional paid-in capital	(1,289,533)	(1,289,533)
Accumulated deficit	(5,879,132)	(4,954,178)
Accumulated other comprehensive income	171,686	175,907
Total shareholders’ equity	(5,499,646)	(4,570,471)
Total Liabilities and Shareholders’ Equity	$336,238	$1,315,062

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Unaudited

	Three Months Ended February 29,	Three Months Ended February 28,	Six Months Ended February 29,	Six Months Ended February 28,
	2020	2019	2020	2019

Net revenues	$4,258	$836,602	$374,825	$1,146,683
Cost of revenues	3,567	489,428	267,535	749,299
Gross margin	691	347,174	107,290	397,384
Operating expenses:
Selling, General and administrative	163,543	1,636,295	1,032,256	2,116,483
Total operating expenses	163,543	1,636,295	1,032,256	2,116,483

Loss from operations	(162,852)	(1,289,121)	(924,966)	(1,719,099)

Other income/(loss)
Interest income	-	-	12	303
Gain from extinguishment of related party debt	-	-	-	35,236
Other income	(12)	550	-	1,015
Total other income(loss)	(12)	550	12	36,554

Net income (loss) before income taxes	(162,864)	(1,288,571)	(924,954)	(1,682,545)

Provision for income taxes	-	-	-	-

Net loss	(162,864)	(1,288,571)	(924,954)	(1,682,545)

Other comprehensive income (loss)
Net loss	(162,864)	(1,288,571)	(924,954)	(1,682,545)
Foreign currency translation adjustment	54,730	(41,225)	(4,221)	(13,524)
Total comprehensive income	$(108,134)	$(1,329,796)	$(929,175)	$(1,696,069)

Loss per share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding
Basic and Diluted	1,488,832,800	1,488,832,800	1,488,832,800	1,488,832,800

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Statements of Changes in Stockholders’ Equity

Unaudited

	No. of Class A Preferred Stock	Class A Preferred Stock	Number of Common Shares	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated other Comprehensive Income	Total
		$		$	$	$	$	$
Balance at August 31, 2018	8,500,000	8,500	1,488,832,800	1,488,833	(1,465,533)	(1,341,636)	21,876	(1,287,960)
Conversion of related party debt into ordinary shares				179,169				179,169
Issue of Common Shares to new shareholders				(179,169)	176,000			(3,169)
Net Income						(1,682,547)		(1,682,547)
Foreign Currency Translation Adjustment							(13,524)	(13,524)
Balance at February 28 2019	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(3,024,183)	(8,352)	(2,808,031)

Balance at August 31, 2019	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(4,954,178)	175,907	(4,570,471)
Net Loss						(924,954)		(924,954)
Foreign Currency Translation Adjustment							(4,221)	(4,221)
Balance at February 29, 2020	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(5,879,132)	171,686	(5,499,646)

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Consolidated statements of cash flows

Unaudited

	Six Months Ended February 29,	Six Months Ended February 28,
	2020	2019
Cash flows from operating activities
Net Loss	$(924,954)	$(1,682,545)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	2,702	11,178
Extinguishment of Debt	-	(35,236)
Write-off of fixed assets	554,904	11,672
Changes in assets and liabilities:
Accounts receivable	-	(1,425)
Inventories	(3,618)	8,959
Advance to suppliers	48,337	(65,042)
Prepaid expenses	-	(55,437)
Other receivables - related party	(5,012)	(2,701)
Other receivables	40,564	(10,543)
Accounts payable	(41,753)	292,878
Customer deposits	(168,284)	261
Other payables	5,241	96,301
Net cash used in operating activities	$(491,873)	$(1,481,680)

Cash flows from investing activities
Purchases of fixed assets	-	(50,179)
Purchases of intangible assets	(16,348)	-
Net cash used in investing activities	$(16,348)	$(50,179)

Cash flows from financing activities
Proceeds from related parties	419,564	1,709,661
Net cash provided by financing activities	$419,564	$1,709,661

Net increase in cash, and cash equivalents	(88,657)	227,802

Effect on changes in foreign exchange rate	1,425	496
Cash, and cash equivalents, beginning of period	118,129	17,439

Cash, and cash equivalents, end of period	$30,897	$245,737
	-
Supplementary non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	$-	$267,176
ROU assets written-off through cancellation of lease labilities	288,572
Conversion of related party debt into ordinary shares		179,169

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

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

On May 22, 2020, the Company changed the name of Cannisapp Sdn Bhd to Richmore International Sdn Bhd.

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

Exchange rate used for the translation as follows:

US$ to MYR

	Period End	Average
August 31, 2019	4.2318	4.0891
February 29, 2020	4.2152	4.1513

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

Bad debt expenses were $nil and $nil for the six months ended February 29, 2020 and 2019, respectively.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $72 and $78,658 for advertising and promotions expenses for the six months ended February 29, 2020 and February 28 2019, respectively.

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

The Company did not record any research and development expenses for the six months ended February 29, 2020 and February 28 2019.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 29, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $5,879,132 as of February 29, 2020. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

As of February 29, 2020
Category	Cost	Accumulated Depreciation	Net
Computer & Electronics	$30,758	$6,332	$24,426
Furniture & Fixture	182,699	28,467	154,232
Office Equipment	6,340	774	5,566
Leasehold Improvement	1,281	160	1,121
Total	$221,078	$35,733	$185,345

As of August 31, 2019
Category	Cost	Accumulated Depreciation	Net
Computer & Electronics	$30,637	$3,802	$26,835
Furniture & Fixture	268,587	21,444	247,143
Equipment	111,995	1,785	110,210
Leasehold Improvement	353,341	5,990	347,351
Total	$764,560	$33,021	$731,539

Depreciation expense was $2,702 and $11,178 for the six months ended February 29, 2020 and February 29, 2019, respectively~~.~~

Fixed assets written-off was $554,904 and $11,672 for the six months ended February 29, 2020 and February 28, 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Ching Eu Boon	Majority shareholder, Chief Executive Officer and Director (Chairman) of the Company
Ms. Lim Mei Fong	Spouse of Mr. Ching Eu Boon
Mr. Aleksandr Zausaev	Former sole officer and director of the Company
Mr. Mohd Mustaqim bin Abdullah	Chief Operations Officer
Ms. XiaoJia Huang	Chief Financial Officer
Mr. Cheng-Yi Chou	Chief Marketing Officer
Cannis Group Indonesia	a company with common director
World Speed Notion Sdn Bhd	a company with common director
Cannis Pte Limited	a company with common director

Related Party Receivable

As of February 29, 2020, total balance due from related party was $29,563 with balances due from Cannis Group Indonesia was $28,458, Mr. Mohd Mustaqim bin Abdullah was $433, and Cannis Pte Limited was $672, respectively.

During the six months ended February 29, 2020, Cannis Group Indonesia borrowed $4,360 from the Company and repaid $0.

During the six months ended February 29, 2020, Cannis Pte Limited borrowed $672 from the Company and repaid $0.

As of August 31, 2019, total balance due from related party was $24,530, with balances due from Cannis Group Indonesia was $24,098, and Mr. Mohd Mustaqim bin Abdullah was $432, respectively.

Related Party Payable

As of August 31, 2019, the outstanding balance due to Mr. Ching was $3,381,115, and the outstanding balance due to World Speed Notion Sdn Bhd was $6,924.

For the six months ended February 29, 2020, Mr. Eu Boon Ching advanced $486,913 to the Company as working capital for its operation and during the same period the Company repaid $60,291 to Mr. Ching.

As of February 29, 2020, the outstanding balance due to Mr. Eu Boon Ching was $3,814,614 and the outstanding balance due to World Speed Notion Sdn Bhd was $0.

Ms. Lim Mei Fong leased the employee accommodations to the Company from April 25, 2019 to April 24, 2021, with monthly rent of approximately $770 (MYR3,150). The lease was cancelled on December 1, 2019 and the outstanding balances due to Ms Lim Mei Fong were $0 and $0 as of February 29, 2020 and August 31, 2019, respectively.

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

For the six months ended February 28, 2020, the Company has cancelled its operating leases. The Company recognized a penalty of $10,583 for the six months ended February 28, 2020 for the cancellation of leases.

Operating lease expenses for the six months ended February 29, 2020 and February 28, 2019 was $48,250 and $3,336 respectively.

As of February 29, 2020, the undiscounted future minimum lease payment schedule as follows:

For years ended,
August 31, 2020	-
August 31, 2021	-
August 31, 2022	-
Thereafter	-
Total	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 numbers of Class A Preferred Stock at par value of $0.001 per share and 1,500,000,000 shares of common stock.

In December 2018, Mr. Ching converted $179,628 (MYR 732,640) of the outstanding amount into 732,640 shares of ordinary shares of Cannisapp Sdn Bhd.

On August 5, 2019, the Company, Cannisapp, and Mr. Ching entered into the Stock Exchange Agreement, where the Company issued an aggregate of 1,482,492,800 shares of common stock and 8,500,000 shares of Class A Preferred Stock in exchange for all of the outstanding capital stock of Cannisapp.

As of February 29, 2020, the Company has 1,488,832,800 shares of common shares issued and outstanding, and 8,500,000 shares of Class A Preferred Stock issued and outstanding.

NOTE 8 – INCOME TAX

United States of America

Cannis, Inc. is incoporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cannis Inc. has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	February 29, 2020	August 31, 2019
Deferred tax asset	$	$
Net operating losses carry forwards	32,476	27,545
Valuation allowance	(32,476)	(27,545)
Deferred tax asset, net	$-	$-

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

For the six months ended February 29, 2020 and 2019, Cannisapp Sdn Bhd did not record income tax expenses because it reported operating losses.

The components of deferred tax assets and liabilities as follows:

	February 29,	August 31,
	2020	2019
Deferred tax asset
Capital allowance	15,493	15,971
Net operating loss carryover	243,963	191,427
Valuation allowance	(259,457)	(207,398)
Deferred tax assets, net	$-	$-

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

	Three Months Ended February 29,	Three Months Ended February 28,	Six Months Ended February 29,	Six Months Ended February 28,
	2020	2019	2020	2019

Sales Revenues
Online commerce and services	$-	$-	$-	$-
Offline sales distribution	4,258	836,602	374,825	1,146,683
Total sales revenues	$4,258	$836,602	$374,825	$1,146,683

Income (loss) from operations
Online commerce and services	$-	$-	$-	$-
Offline sales distribution	(162,852)	(1,289,121)	(924,966)	(1,719,099)
Total income (loss) from operations	$(162,852)	$(1,289,121)	$(924,966)	$(1,719,099)

NOTE 10 – CONCENTRATIONS, RISKS AND UNCERTAINTIES

Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $59,310). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

The concentration on products sales revenues is as follows:

	Six months ended February 29, 2020		Six months ended February 28, 2019
	Amount	%	Amount	%
Product A	$52,553	36	$294,757	26
Product B	36,168	15	141,021	12
Total	$88,725	51	$435,779	38

The concentration on suppliers’ purchases is as follows:

	Six months ended February 29, 2020		Six months ended February 28, 2019
	Amount	%	Amount	%
Supplier A	$192,247	71	$424,454	57
Supplier B	77,070	28	160,573	22
Supplier C	1,815	1	90,098	12
Total	$271,132	100	$675,125	91

The concentration on customers’ sales revenues is as follows:

	Six months ended February 29, 2020		Six months ended February 28, 2019
	Amount	%	Amount	%
Customer A	$134,247	36	$866,432	76
Customer B	55,974	15	100,663	9
Total	$190,220	51	$967,095	84

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

NOTE 11 - SUBSEQUENT EVENTS

On May 22 2020, the Company changed the name of Cannisapp Sdn Bhd to Richmore International Sdn Bhd.

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, other than as stated above, the Company concluded that subsequent to February 29, 2020 but prior to June 25, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We conduct our operations through our consolidated subsidiary, Cannisapp. The subsidiary was incorporated under the corporation laws in Malaysia on April 2, 2018 under the name Antara Rimbun Sdn Bhd. It affected a name changed to Nimpmos Sdn Bhd on July 5, 2018, and then to Cannisapp Sdn. Bhd. on September 12, 2018. On May 22 2020, Cannisapp changed its name to Richmore International Sdn Bhd.

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

Translation of amounts from the local currency of Cannisapp (Malaysian Ringett “MYR”) into US$1 has been made at the following exchange rates for the respective years:

	As of and for six months ended February 29,	As of and for six months ended February 28,
	2020	2019
Period-end MYR: US$1 exchange rate	4.2152	4.0671
Period average MYR: US$1 exchange rate	4.1513	4.0787

RESULTS OF OPERATIONS

SIX MONTHS PERIOD ENDED FEBRUARY 29, 2020 COMPARED TO THE SIX MONTHS PERIOD ENDED FEBRUARY 28, 2019

The following table sets forth key components of the Company’s results of operations for the six months ended February 29, 2020 compared to the six months ended February 28, 2019. The discussion following the table addresses these results.

	Six months ended February 29, 2020	Six months ended February 28, 2019	$ Change	% Change

Revenue	$374,825	$1,146,683	(771,858)	-67%
Cost of revenue	267,535	749,299	(481,764)	-64%
Gross margin	107,290	397,384	(290,094)	-73%

Operating expenses
Selling, General and administrative	1,032,256	2,116,483	(1,084,227)	-51%
Total operating expenses	1,032,256	2,116,483

Loss from operations	(924,966)	(1,719,099)	794,133	-46%

Interest income	12	303
Gain from extinguishment of related party debt	-	35,236	(35,236)	-100%
Other income (loss)	-	1,015	(1,015)	-100%

Net loss	$(924,954)	$(1,682,545)	757,591	-45%

Revenues. During the six months ended February 29, 2020, we had revenue of $374,825, which were derived entirely from offline sales of nutritional supplements. For the same period last year, we had revenues of $1,146,683 also from sales of nutritional supplements. We act as a distributor for two different manufacturers and we began selling these supplements in September 2018. In early December 2019, we determined to suspend the offline sales of nutritional supplements. The significant decrease in revenues for the current six month period is due to the suspension of the nutritional supplement sales.

On March 18, 2020, in response to the Covid 19 pandemic, the Malaysian government had declared Movement Control Order (“Order”) for the entire nation which restricted movement except for those people who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence during July 2020. Due to the impact of Covid 19 and the Order, we can not predict when we will be able to re-commence operations or our ability to continue our operations.

We began developing our proprietary mobile applications in June 2018 and we continued developing these mobile apps during the six month period. We have not generated revenues from these applications for the quarters ended February 29, 2020 and February 28, 2019.

Cost of Revenue. For the six months ended February 29, 2020, we had cost of revenue of $267,535 compared with $749,299 in cost of revenue for the same period last year. The significant decrease for the current period correlates to the decrease in sales for the same period. Cost of revenue represents our costs for the nutritional supplements sold.

Operating expenses. For the six months ended February 29, 2020, we had selling, general and administrative expenses of $1,032,256 compared with selling, general and administrative expenses of $2,116,483 for the two quarters ended February 28, 2019, representing an 51% decrease from the prior period.

Selling, general and administrative expenses mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The significant decrease was due to the decrease in staff salaries, office expense and consulting expenses, among others. For example, the staff salaries decreased from $221,722 for the six months ended February 28, 2019 to $114,467 for the six months ended February 29, 2020.

Loss from Operations. For the six months ended February 29, 2020, we had loss from operations of $924,966 compared with loss from operations of $1,719,099 for the six months ended February 28, 2019 for the reasons discussed above.

Net Loss. For the six months ended February 29, 2020, we had gross profit in the amount of $107,290 and total operating expense in the amount of $1,032,256, which resulted in a net loss of $924,954. For the two quarters ended February 28, 2019, we had gross profit in the amount of $397,384 and total operating expense in the amount of $2,116,483, which resulted in a net loss of $1,682,545.

THREE MONTHS PERIOD ENDED FEBRUARY 29, 2020 COMPARED TO THE THREE MONTHS PERIOD ENDED FEBRUARY 28, 2019

The following table sets forth key components of the Company’s results of operations for the three months ended February 29, 2020 compared to the three months ended February 28, 2019. The discussion following the table addresses these results.

	Three months ended February 29, 2020	Three months ended February 28, 2019	$ Change	% Change

Revenue	$4,258	$836,602	(832,344)	-99%
Cost of revenue	3,567	489,428	(485,861)	-99%
Gross margin	691	347,174	(346,483)	-100%

Operating expenses
Selling, General and administrative	163,543	1,636,295	(1,472,752)	-90%
Total operating expenses	163,543	1,636,295

Loss from operations	(162,852)	(1,289,121)	1,126,269	-87%

Other income (loss)	(12)	550	(562)	-102%

Net loss	$(162,864)	$(1,288,571)	1,125,707	-87%

Revenues. During the three months ended February 29, 2020, we had revenue of $4,258, which were derived entirely from offline sales of nutritional supplements. For the same period last year, we had revenues of $836,602 also from sales of nutritional supplements. We act as a distributor for two different manufacturers and we began selling these supplements in September 2018. In early December 2019, we determined to suspend the offline sales of nutritional supplements. The significant decrease in revenues for the current three month period is due to the suspension of the nutritional supplement sales.

On March 18, 2020, in response to the Covid 19 pandemic, the Malaysian government had declared Movement Control Order (“Order”) for the entire nation which restricted movement except for those people who were working for essential services. The gradual relaxation of the restrictions of the Order is expected to commence during July 2020. Due to the impact of Covid 19 and the Order, we can not predict when we will be able to re-commence operations or our ability to continue our operations.

We began developing our proprietary mobile applications in June 2018 and we continued developing these mobile apps during the three month period. We have not generated revenues from these applications for the quarter ended February 29, 2020 and February 28, 2019.

Cost of Revenue. For the three months ended February 29, 2020, we had cost of revenue of $3,567 compared with $489,428 in cost of revenue for the same period last year. The significant decrease in cost of revenue for the current period correlates to the decrease in sales for the same period. Cost of revenue represents our costs for the nutritional supplements sold.

Operating expenses. For the quarter ended February 29, 2020, we had selling, general and administrative expenses of $163,543 compared with selling, general and administrative expenses of $1,636,295 for the quarter ended February 28, 2019, representing an 90% decrease from the prior period.

Selling, general and administrative expenses mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The significant decrease was due to the decrease in staff salaries, office expense, and consulting expense etc.

Loss from Operations. For the quarter ended February 29, 2020, we had loss from operations of $162,852 compared with loss from operations of $1,289,121 for the quarter ended February 28, 2019 for the reasons discussed above.

Net Loss. For the quarter ended February 29, 2020, we had gross loss in the amount of $691 and total operating expense in the amount of $163,543, which resulted in a net loss of $162,864. For the quarter ended February 28, 2019, we had gross profit in the amount of $347,174 and total operating expense in the amount of $1,636,295, which resulted in a net loss of $1,288,571.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of February 29, 2020, the Company had working capital deficit of $5,704,841, compared to a working capital deficit of $5,354,942 as of August 31, 2019. The increase in working capital deficit is a result of a slight increase in other payable and a slight increase in related party payables as of February 29, 2020.

Cash Flows.

The following is a summary of the Company’s cash flows from operating, investing and financing activities for the two quarters ended February 29, 2020 and February 28, 2019, respectively:

	Six months ended February 29, 2020	Six months ended February 28, 2019
Net cash used in operating activities	$(491,873)	$(1,481,859
Net cash used in investing activities	(16,348)	-
Net cash provided by financing activities	419,554	1,709,661
Net change in cash and cash equivalents	$(88,657)	$227,802

Operating Activities. Net cash used in operating activities was $491,873 for the six months ended February 29, 2020 consisting mainly of a net loss of $924,954 fixed asset written-off of $554,904, and customer deposits of $168,284. This compares with net cash used in operating activities of $1,481,859 for the six months ended February 28, 2019 consisting mainly of a net loss of $1,682,545 and accounts payable of $292,878. The decrease in net cash outflow was primarily the result of the decrease in net loss, partly offset by the increase in write-off of fixed assets.

Investing Activities. Net cash used in investing activities was $16,348 for the six months ended February 29, 2020, compared to net cash used in investing activities of $0 for the six months ended February 28, 2019. Net cash used in investing activities solely reflect purchase of intangible assets.

Financing Activities. Net cash provided by financing activities was $419,554 for the six months ended February 29, 2020 compared to $1,709,661 for the six months ended February 28, 2019. All of the cash inflow was advances from our related party for the six months ended February 29, 2020. We continue to rely on advances from our majority shareholder to fund our operations.

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our monthly expenses are estimated to be $95,500 per month. The estimated monthly allocations are as follows:

•	office rental at $8,000,
•	employee accommodations at $2,500,
•	salaries at $40,000, and
•	other overheads, including legal and professional fees, travel expenses, maintenance and marketing cost at $45,000.

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover the operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $5,879,132 as of February 29, 2020. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On May 22 2020, we changed the name of Cannisapp Sdn Bhd to Richmore International Sdn Bhd.

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNIS, INC.

Date: July 9, 2020	By:	/s/ Eu Boon Ching
	Name:	Eu Boon Ching
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

