Form 10-Q
period 2020-05-31
Cannis, Inc.
filed 2020-08-25
CIK 1684508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,488,832,800 shares of common stock, $0.0001 par value, issued and outstanding as of August 17, 2020.

CANNIS, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Cannis, Inc. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	May 31,	August 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$3,791	$118,128
Inventories	21,250	18,476
Due from related parties	28,662	24,530
Prepayment and other current assets, net	44,296	97,044
Total current assets	97,999	258,178

Property, plant and equipment, net	173,864	731,539
Intangible Assets, net	14,959	-
Operating lease right of use asset, net	-	283,084
Deposits	-	42,261
Total assets	$286,822	$1,315,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Operating lease liabilities - current	-	10,671
Accounts payable and accrued liabilities	$1,813,896	$1,983,745
Customer deposit	648	165,749
Due to related parties	3,710,272	3,388,039
Other payables	194,509	64,916
Total current liabilities	5,719,325	5,613,120

Operating lease liabilities - noncurrent	-	272,413
Total liabilities	5,719,325	5,885,533

Shareholders' equity
Class A Preferred Stock ($0.001 par value, 10,000,000 shares authorized, 8,500,000 shares issued and outstanding as of August 31, 2019 and May 31, 2020)	8,500	8,500
Common Stock ($0.001 par value, 1,500,000,000 shares authorized; 1,488,832,800 shares issued and outstanding as of August 31, 2019 and May 31, 2020)	1,488,833	1,488,833
Additional paid-in capital	(1,289,533)	(1,289,533)
Accumulated deficit	(5,968,577)	(4,954,178)
Accumulated other comprehensive loss	328,274	175,907
Total shareholders' equity	(5,432,503)	(4,570,471)
Total liabilities and shareholders' equity	$286,822	$1,315,062

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Unaudited

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2020	2019	2020	2019

Net revenues	$-	$1,534,572	$369,600	$2,681,255
Cost of revenues	-	1,104,939	263,822	1,854,238
Gross profit		429,633	105,778	827,017
Operating expenses:
Selling, General and administrative	87,933	1,649,954	1,120,189	3,766,437
Total operating expenses	87,933	1,649,954	1,120,189	3,766,437
Income(loss) from operations	(87,933)	(1,220,321)	(1,014,411)	(2,939,420)
Interest income		55	12	358
Extinguishment of Debt	-	-	-	35,236
Other income	-	925	-	1,940
Total other income	-	980	12	37,534
Income before income taxes provisions	(87,933)	(1,219,341)	(1,014,399)	(2,901,886)
Income tax provisions
Net loss	(87,933)	(1,219,341)	(1,014,399)	(2,901,886)
Other comprehensive income (loss)
Foreign currency translation adjustment	156,588	257,275	152,367	68,424
Total comprehensive income	$68,655	$(962,066)	$(862,032)	$(2,833,462)

Earnings per common share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
Basic and Diluted	1,488,832,800	1,488,832,800	1,488,832,800	1,488,832,800

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Statements of Changes in Stockholders’ Equity

Unaudited

	No. of Class A Preferred Stock	Class A Preferred Stock	No. of Shares of Common Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated other Comprehensive Income	Total
		$		$	$	$	$	$
For the nine months ended May 31, 2019
Balance at August 31, 2018	8,500,000	8,500	1,488,832,800	1,488,833	(1,465,533)	(1,341,636)	21,876	(1,287,960)
Conversion of related party debt into ordinary shares				179,169				179,169
Issue of Common Shares to new shareholders				(179,169)	176,000			(3,169)
Net Income						(2,901,886)		(2,901,886)
Foreign Currency Translation Adjustment							68,424	68,424
Balance at May 31 2019	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(4,243,522)	90,300	(3,945,422)

For the nine months ended May 31, 2020
Balance at August 31, 2019	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(4,954,178)	175,907	(4,570,471)
Net Loss						(1,014,399)		(1,014,399)
Foreign Currency Translation Adjustment							152,367	152,367
Balance at May 31, 2020	8,500,000	8,500	1,488,832,800	1,488,833	(1,289,533)	(5,968,577)	328,274	(5,432,503)

The accompanying notes are an integral part of these consolidated financial statements

Cannis, Inc. and Subsidiaries

Consolidated statements of cash flows

Unaudited

	For the Nine Months Ended May 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,014,399)	$(2,901,886)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,280	19,720
Extinguishment of Debt	-	(35,236)
Write -off of fixed assets	547,168	11,672
Changes in assets and liabilities:
Inventories	(3,372)	12,551
Advances to suppliers	47,988	(148,266)
Other receivable	46,294	(28,375)
Accounts payable	(38,488)	1,422,260
Advances from customers	(165,938)	409
Accrued expenses and other payables	52,023	156,676
Net cash provided by (used in) operating activities	$(519,444)	$(1,490,475)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(204,270)
Purchases of intangible assets	(16,120)	-
Net cash used in investing activities	$(16,120)	$(204,270)
Cash flows from financing activities
Proceeds from related parties	421,066	2,052,822
Net cash provided by financing activities	$421,066	$2,052,822
Effect on changes in foreign exchange rate	(160)	(22,022)
Net increase in cash, and cash equivalents	(114,498)	358,077
Cash and cash equivalents, beginning of period	118,129	17,439

Cash and cash equivalents, end of period	$3,791	$397,538

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Recognized ROU assets through lease liabilities	-	508,774
Conversion of related party debt into ordinary shares	-	177,165
ROU assets written-off through cancellation of lease labilities	$284,549	$-

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

On May 22, 2020, the Company changed the name of Cannisapp Sdn Bhd to Richmore International Sdn Bhd.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company transactions have been eliminated in consolidation. In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been be retroactively adjusted to furnish comparative information. The accompanying consolidated financial statements are presented retrospectively as though the share exchange agreement between the Cannis, Inc. and Cannisapp Sdn Bhd (now Richmore International Sdn Bhd), occurred at the beginning of the first period presented.

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

The functional currency of Cannisapp (now Richmore International Sdn Bhd), is the currency of the primary economic environment in which Cannisapp operates which is Malaysia Ringgit (“MYR”).

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

Exchange rate used for the translation as follows:

US$ to MYR

	Period End	Average
August 31, 2019	4.2318	4.0891
May 31, 2020	4.3477	4.2100

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

Bad debt expenses were $nil and $nil for the nine months ended May 31, 2020 and 2019, respectively.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $127 and $269,638 for advertising and promotions expenses for the nine months ended May 31, 2020 and May 31, 2019, respectively.

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

The Company did not record any research and development expenses for the nine months ended May 31, 2020 and 2019.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $5,968,577 as of May 31, 2020. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment, net, is comprised of the following:

As of May 31, 2020
Category	Cost	Accumulated Depreciation	Net
Computer & Electronics	$29,821	$7,359	$22,462
Furniture & Fixture	177,132	32,027	145,105
Office Equipment	6,147	908	5,239
Leasehold Improvement	1,243	185	1,058
Total	$214,343	$40,479	$173,864

As of August 31, 2019
Category	Cost	Accumulated Depreciation	Net
Computer & Electronics	$30,637	$3,802	$26,835
Furniture & Fixture	268,587	21,444	247,143
Equipment	111,995	1,785	110,210
Leasehold Improvement	353,341	5,990	347,351
Total	$764,560	$33,021	$731,539

Depreciation expense was $8,608 and $19,720 for the nine months ended May 31, 2020 and 2019, respectively.

Fixed assets written-off was $547,168 and $11,672 for the nine months ended May 31, 2020 and 2019, respectively.

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

Related Party Receivable

As of May 31, 2020, total balance due from related party was $28,662 with balances due from Cannis Group Indonesia was $27,590, Mr. Mohd Mustaqim bin Abdullah was $420, and Cannis Pte Limited was $652, respectively.

During the nine months ended May 31, 2020, Cannis Group Indonesia borrowed $4,269 from the Company and repaid $0.

During the nine months ended May 31, 2020, Cannis Pte Limited borrowed $673 from the Company and repaid $0.

As of August 31, 2019, total balance due from related party was $24,530, with balances due from Cannis Group Indonesia was $24,098, and Mr. Mohd Mustaqim bin Abdullah was $432, respectively.

Related Party Payable

As of August 31, 2019, the outstanding balance due to Mr. Ching was $3,381,115, and the outstanding balance due to World Speed Notion Sdn Bhd was $6,924.

For the nine months ended May 31, 2020, Mr. Eu Boon Ching advanced $492,419 to the Company as working capital for its operation and during the same period the Company repaid $59,451 to Mr. Ching.

As of May 31, 2020, the outstanding balance due to Mr. Eu Boon Ching was $3,710,272 and the outstanding balance due to World Speed Notion Sdn Bhd was $0.

Ms. Lim Mei Fong leased the employee accommodations to the Company from April 25, 2019 to April 24, 2021, with monthly rent of approximately $770 (MYR3,150). The lease was cancelled on December 1, 2019 and the outstanding balances due to Ms. Lim Mei Fong were $0 and $0 as of May 31, 2020 and August 31, 2019, respectively.

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

For the nine months ended May 31, 2020, the Company has cancelled its operating leases. The Company recognized a penalty of $10,860 for the nine months ended May 31, 2020 for the cancellation of leases. The Company has not determined the new office location as of filling date.

For the nine months ended May 31, 2020, the Company has cancelled its operating leases. The Company recognized a penalty of $10,860 for the nine months ended May 31, 2020 for the cancellation of leases. Currently, the Company's office space is provided by the Company's sole director and officer free of charge.

Operating lease expenses for the nine months ended May 31, 2020 and 2019 was $70,280 and $133,004 respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 numbers of Class A Preferred Stock at par value of $0.001 per share and 1,500,000,000 shares of common stock.

In December 2018, Mr. Ching converted $179,628 (MYR 732,640) of the outstanding amount into 732,640 shares of ordinary shares of Cannisapp Sdn Bhd (“Cannisapp”).

On August 5, 2019, the Company, Cannisapp, and Mr. Ching entered into the Stock Exchange Agreement, where the Company issued an aggregate of 1,482,492,800 shares of common stock and 8,500,000 shares of Class A Preferred Stock in exchange for all of the outstanding capital stock of Cannisapp.

As of May 31, 2020, the Company has 1,488,832,800 shares of common shares issued and outstanding, and 8,500,000 shares of Class A Preferred Stock issued and outstanding.

NOTE 8 – INCOME TAX

United States of America

Cannis, Inc. is incorporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cannis Inc. has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	May 31, 2020	August 31, 2019
Deferred tax asset	$	$
Net operating losses carry forwards	33,907	27,545
Valuation allowance	(33,907)	(27,545)
Deferred tax asset, net	$-	$-

Malaysia

Cannisapp Sdn Bhd (now Richmore International Sdn Bhd), is subject to Malaysia income tax laws. The standard corporate tax rate is 24%, while the rate for resident small and medium-sized companies (i.e. companies incorporated in Malaysia with paid-up capital of MYR 2.5 million or less and that are not part of a group containing a companying exceeding this capitalization threshold) is 17% (reduced from 18%, effective 2019) on the first MYR 500,000 (approximately $120,907), with the balance being tax at the 24% rate.

For the nine months ended May 31, 2020 and 2019, Cannisapp Sdn Bhd did not record income tax expenses because it reported operating losses.

The components of deferred tax assets and liabilities as follows:

	May 31,	August 31,
	2020	2019
Deferred tax asset
Capital allowance	15,021	15,971
Net operating loss carryover	250,672	191,427
Valuation allowance	(265,693)	(207,398)
Deferred tax assets, net	$-	$-

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

	Three Months Ended May 31,	Three Months Ended May 31,	Nine Months Ended May 31,	Nine Months Ended May 31,
	2020	2019	2020	2019

Sales Revenues
Online commerce and services	$-	$-	$-	$-
Offline sales distribution	(5,225)	1,534,572	369,600	2,681,255
Total sales revenues	$(5,225)	$1,534,572	$369,600	$2,681,255

Income (loss) from operations
Online commerce and services	$-	$-	$-	$-
Offline sales distribution	(443,649)	(1,208,649)	(481,317)	(2,927,748)
Total income (loss) from operations	$(443,649)	$(1,208,649)	$(481,317)	$(2,927,748)

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

The concentration on products sales revenues is as follows:

	Nine months ended May 31, 2020		Nine months ended May 31, 2019
	Amount	%	Amount	%
Product A	$132,375	36	$1,831,464	68
Product B	55,193	15	377,747	14
Product C	12,000	3	296,361	11
Total	$199,568	54	$2,505,572	93

The concentration on suppliers’ purchases is as follows:

	Nine months ended May 31, 2020		Nine months ended May 31, 2019
	Amount	%	Amount	%
Supplier A	$189,567	69	$1,051,893	56
Supplier B	75,995	28	321,374	17
Supplier C	1,866	1	418,633	22
Total	$267,428	98	$1,791,900	95

The concentration on customers’ sales revenues is as follows:

	Nine months ended May 31, 2020		Nine months ended May 31, 2019
	Amount	%	Amount	%
Customer A	$51,824	25	$291,654	11
Customer B	35,664	17	197,356	7
Customer C	23,753	11	159,595	6
Total	$111,241	53	$648,605	24

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

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, other than as stated above, the Company concluded that subsequent to May 31, 2020 but prior to August 15, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements.

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

We conduct our operations through our consolidated subsidiary, Cannisapp. The subsidiary was incorporated under the corporation laws in Malaysia on April 2, 2018 under the name Antara Rimbun Sdn Bhd. It affected a name changed to Nimpmos Sdn Bhd on July 5, 2018, and then to Cannisapp Sdn. Bhd. on September 12, 2018. On May 22, 2020, Cannisapp changed its name to Richmore International Sdn Bhd.

Cannisapp has two distinct, business segments. One is developing proprietary mobile applications and the other is acting as an offline sales distributor for nutritional supplements manufactured by third parties. We began selling nutritional supplements in September 2018. In December 2019, we suspended selling these nutritional supplements, however we continued to sell our existing inventory which was exhausted in January 20, 2020. We commenced the development of our mobile applications operating on Android and iOS operating systems in June 2018.

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

Translation of amounts from the local currency of Cannisapp (Malaysian Ringett “MYR”) into US$1 has been made at the following exchange rates for the respective years:

	As of and for nine months ended May 31,	As of and for nine months ended May 31,
	2020	2019
Period-end MYR: US$1 exchange rate	4.3477	4.1970
Period average MYR: US$1 exchange rate	4.2100	4.1354

RESULTS OF OPERATIONS

NINE MONTHS PERIOD ENDED MAY 31, 2020 COMPARED TO THE NINE MONTHS PERIOD ENDED MAY 31, 2019

The following table sets forth key components of the Company’s results of operations for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019. The discussion following the table addresses these results.

	Nine months ended May 31, 2020	Nine months ended May 31, 2019	Fluctuation	%

Revenue	$369,600	$2,681,255	(2,311,655)	(86)%
Cost of revenue	263,822	1,854,238	(1,590,416)	(86)%
Gross margin	105,778	827,017	(721,239)	(87)%

Operating expenses
Selling, General and administrative	1,120,189	3,766,437	(2,646,248)	(70)%
Total operating expenses	1,120,189	3,766,437

Loss from operations	(1,014,411)	(2,939,420)	1,925,009	(65)%
Interest income	12	358	(346)	(97)%
Extinguishment of Debt	-	35,236	(35,236)	(100)%
Other income (loss)	-	1,940	(1,940)	(100)%

Net loss	$(1,014,399)	$(2,901,886)	1,887,487	(65)%

Revenues. During the nine months ended May 31, 2020, we had revenue of $369,600, which were derived entirely from offline sales of nutritional supplements. For the same period last year, we had revenues of $2,681,255 also from sales of nutritional supplements. We act as a distributor for two different manufacturers and we began selling these supplements in September 2018. In early December 2019, we determined to suspend the offline sales of nutritional supplements, however we continued to sell our existing inventory through January 2020. As of the end of January 2020, we sold all of our remaining inventory. The significant decrease in revenues for the current nine month period compared to the prior nine month period is due to the termination of the nutritional supplement sales.

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

We began developing our proprietary mobile applications in June 2018. In early calendar year 2020, we suspended developing our mobile applications due to lack of funds coupled with the impact of Covid 19, however, we are continuing to test our mobile applications. At the present time, the Company is assessing its ongoing operations and its financial requirements. As of the date of this report, the Company has not made a determination as to its ongoing operations. We have not generated revenues from these applications for the nine months ended May 31, 2020 and 2019, respectively.

Cost of Revenue. For the nine months ended May 31, 2020, we had cost of revenue of $263,822 compared with $1,854,238 in cost of revenue for the same period last year. The significant decrease for the current period correlates to the decrease in sales for the same period. Cost of revenue represents our costs for the nutritional supplements sold.

Operating expenses. For the nine months ended May 31, 2020, we had selling, general and administrative expenses of $1,120,189 compared with selling, general and administrative expenses of $3,766,437 for the three quarters ended May 31, 2019, representing an 70% decrease from the prior period. Selling, general and administrative expenses mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The significant decrease was due to the fact that the operational costs reduced significantly from end of first quarter of fiscal 2020. For example, we reduced our head count from 46 during the prior period to 2 for the current period.

Loss from Operations. For the nine months ended May 31, 2020, we had loss from operations of $1,014,411 compared with loss from operations of $2,939,420 for the nine months ended May 31, 2019 for the reasons discussed above.

Net Loss. For the nine months ended May 31, 2020, we had gross profit in the amount of $105,778 and total operating expense in the amount of $1,120,189, which resulted in a net loss of $1,014,399. For the nine monthsended May 31, 2019, we had gross profit in the amount of $827,017 and total operating expense in the amount of $3,766,437, which resulted in a net loss of $2,901,886.

THREE MONTHS PERIOD ENDED MAY 31, 2020 COMPARED TO THE THREE MONTHS PERIOD ENDED MAY 31, 2019

The following table sets forth key components of the Company’s results of operations for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The discussion following the table addresses these results.

	Three months ended May 31, 2020	Three months ended May 31, 2019	Fluctuation	%

Revenue	$-	$1,534,572	(1,534,572)	(100)%
Cost of revenue	-	1,104,939	(1,104,939)	(100)%
Gross margin	-	429,633	(429,633)	(100)%

Operating expenses
Selling, General and administrative	87,933	1,649,954	(1,562,021)	(95)%
Total operating expenses	87,933	1,649,954

Loss from operations	(87,933)	(1,220,321)	1,132,388	(93)%
Interest income	0	55	(55)	(100)%
Other income (loss)	0	925	(925)	(100)%

Net loss	$(87,933)	$(1,219,341)	1,131,408	(93)%

Revenues. During the three months ended May 31, 2020, we did not generate any revenue. For the same period last year, we had revenues of $1,534,572, which were derived entirely from offline sales of nutritional supplements. We act as a distributor for two different manufacturers and we began selling these supplements in September 2018. In early December 2019, we determined to suspend the offline sales of nutritional supplements, however we continued to sell our existing inventory through January 2020. As of the end of January 2020, we sold all of our remaining inventory. The significant decrease in revenues for the current three month period compared to the prior three month period is due to the termination of the nutritional supplement sales.

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

We began developing our proprietary mobile applications in June 2018. In early calendar year 2020, we suspended developing our mobile applications due to lack of funds coupled with the impact of Covid 19, however, we are continuing to test our mobile applications. At the present time, the Company is assessing its ongoing operations and its financial requirements. As of the date of this report, the Company has not made a determination as to its ongoing operations. We have not generated revenues from these applications for the three months ended May 31, 2020 and 2019, respectively.

Cost of Revenue. For the three months ended May 31, 2020, we had cost of revenue of $0 compared with $1,104,939 in cost of revenue for the same period last year. The significant decrease in cost of revenue for the current period correlates to the decrease in sales for the same period. Cost of revenue represents our costs for the nutritional supplements sold. DHL to re-do once info received

Operating expenses. For the quarter ended May 31, 2020, we had selling, general and administrative expenses of $87,933 compared with selling, general and administrative expenses of $1,649,954 for the quarter ended May 31, 2019, representing an 95% decrease from the prior period. Selling, general and administrative expenses mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The significant decrease was due to the fact that the operational costs reduced significantly from end of first quarter of fiscal 2020. In this regard, we reduced our head count from 46 during the prior period to 2 for the current period.

Loss from Operations. For the quarter ended May 31, 2020, we had loss from operations of $87,933 compared with loss from operations of $1,220,321 for the quarter ended May 31, 2019 for the reasons discussed above.

Net Loss. For the quarter ended May 31, 2020, we had gross loss in the amount of $0 and total operating expense in the amount of $87,933, which resulted in a net loss of $87,933. For the quarter ended May 31, 2019, we had gross profit in the amount of $429,633 and total operating expense in the amount of $1,649,954, which resulted in a net loss of $1,219,341.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of May 31, 2020, the Company had working capital deficit of $5,621,326, compared to a working capital deficit of $5,354,942 as of August 31, 2019. The increase in working capital deficit is a result of a slight increase in payables, including related party payables, as of May 31, 2020.

Cash Flows.

The following is a summary of the Company’s cash flows from operating, investing and financing activities for the three quarters ended May 31, 2020 and 2019, respectively:

	Nine months ended May 31, 2020	Nine months ended May 31, 2019
Net cash used in operating activities	$(519,445	$(1,490,475)
Net cash used in investing activities	(16,120)	(204,270)
Net cash provided by financing activities	421,066	2,052,822
Net change in cash and cash equivalents	$(160	$(22,022)

Operating Activities.  Net cash used in operating of $519,444 for the nine months ended May 31, 2020 consists mainly of a net loss of $1,014,399, a decrease of $165,938 in advance from customers, a decrease of $38,488 in account payable, which were offset by an adjustment of fixed asset written-off of $547,168, a decreased of $47,988 in advance to suppliers, a decrease of $46,294 in other receivable, and an increase of $ 52,023 in accrued expenses and other payables.

Net cash used in operating of $1,490,475 for the nine months ended May 31, 2019 consists mainly of a net loss of $2,901,886, an increase of $148,266 in advance to suppliers, extinguishment of debt of $35,236, and  an increase of $28,375 in other receivable, which were offset by an adjustment of fixed asset written-off of $11,672, depreciation of $19,720, an increase of $1,422,260 in account payable, an increase of $156,676 in accrued expenses and other payables, and a decrease of $12,551 in inventory.

The decrease in net cash outflow was primarily the result of the substantial decrease in net loss,the increase in write-off of fixed assets, partly offset by the decreased balance of account payable.

Investing Activities. Net cash used in investing activities was $16,120 for the nine months ended May 31, 2020, compared to net cash used in investing activities of $204,270 for the nine months ended May 31, 2019. Net cash used in investing activities solely reflect purchase of property.

Financing Activities. Net cash provided by financing activities was $421,066 for the nine months ended May 31, 2020 compared to $2,052,822 for the nine months ended May 31, 2019. Most of the cash inflow was advances from our related party for the nine months ended May 31, 2020. We continue to rely on advances from our majority shareholder to fund our operations.

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

The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover the operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $5,968,577 as of May 31, 2020. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On May 22, 2020, we changed the name of Cannisapp Sdn Bhd to Richmore International Sdn Bhd.

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

CANNIS, INC.

Date: August 25, 2020	By:	/s/ Eu Boon Ching
	Name:	Eu Boon Ching
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

